Form 10-Q
period 1995-03-31
CORPORATE PROPERTY ASSOCIATES 7
filed 1995-05-12
CIK 789459

                                               ---------------------------------
                                                           OMB APPROVAL
                                               ---------------------------------
                                               OMB NUMBER              3235-0070
                                               EXPIRES          OCTOBER 31, 1995
                                               ESTIMATED AVERAGE BURDEN
                                               HOURS PER RESPONSE         190.00
                                               ---------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended                  MARCH 31, 1995
                               ------------------------------------------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
    1934


For the transition period from                       to
                              -----------------------  ------------------------

Commission file number                        0-15778
                       --------------------------------------------------------

       CORPORATE PROPERTY ASSOCIATES 7, A CALIFORNIA LIMITED PARTNERSHIP
- - - - - - - -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          CALIFORNIA                                      13-3327950
- - - - - - - -------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

50 ROCKEFELLER PLAZA, NEW YORK, NEW YORK                           10020
- - - - - - - -------------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)


                                (212)  492-1100
- - - - - - - -------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


- - - - - - - -------------------------------------------------------------------------------
       (Former name, former address and former fiscal year, if changed since last report)


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                                                  [X] Yes    [_] No


               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

  Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
                                                  [_] Yes    [_] No

                        CORPORATE PROPERTY ASSOCIATES 7
                       - a California limited partnership


                                     INDEX


                                                                    Page No.
                                                                    --------
     PART I
     ------

     Item 1. - Financial Information*

               Consolidated Balance Sheets, December 31, 1994
               and March 31, 1995                                       2

               Consolidated Statements of Income for the three
               months ended March 31, 1994 and 1995                     3

               Consolidated Statements of Cash Flows for the three
               months ended March 31, 1994 and 1995                     4

               Notes to Consolidated Financial Statements              5-7

     Item 2. - Management's Discussion of Operations                    8


     PART II
     -------

     Item 6. - Exhibits and Reports on Form 8-K                         9

     Signatures                                                        10



     *The summarized financial information contained herein is unaudited; however in the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included.

                        CORPORATE PROPERTY ASSOCIATES 7
                       - a California limited partnership

                                     PART I
                                     ------

                        Item 1. - FINANCIAL INFORMATION
                        -------------------------------

                          CONSOLIDATED BALANCE SHEETS

                                                  December 31,    March 31,
                                                      1994           1995
                                                  -------------  ------------
                                                     (Note)      (UNAUDITED)
          ASSETS:
     Land, buildings and personal property,
       net of accumulated depreciation of
       $10,532,608 at December 31, 1994 and
       $10,853,656 at March 31, 1995               $38,920,078   $38,611,942
     Net investment in direct financing leases      15,761,594    15,761,594
     Cash and cash equivalents                      10,525,885     3,722,480
     Accrued interest and rents receivable              97,984        19,365
     Other assets                                    1,559,084     1,451,155
                                                   -----------   -----------
           Total assets                            $66,864,625   $59,566,536
                                                   ===========   ===========


          LIABILITIES:
     Mortgage notes payable                        $17,314,570   $16,950,266
     Note payable                                    9,606,837     9,606,837
     Accrued interest payable                          403,686       451,039
     Accounts payable and accrued expenses             961,073       853,863
     Accounts payable to affiliates                     69,568        70,563
     Prepaid and deferred rental income                450,341       450,200
                                                   -----------   -----------
           Total liabilities                        28,806,075    28,382,768
                                                   -----------   -----------


          PARTNERS' CAPITAL:
     General Partners                                  113,032        43,530

     Limited Partners (45,274 Limited
     Partnership Units issued and
     outstanding)                                   37,945,518    31,140,238
                                                   -----------   -----------
           Total partners' capital                  38,058,550    31,183,768
                                                   -----------   -----------

           Total liabilities and
             partners' capital                     $66,864,625   $59,566,536
                                                   ===========   ===========

     The accompanying notes are an integral part of the consolidated financial statements.


     Note: The balance sheet at December 31, 1994 has been derived from the audited consolidated financial statements at that date.

                        CORPORATE PROPERTY ASSOCIATES 7
                       - a California limited partnership

                 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                    Three Months Ended
                                             March 31, 1994  March 31, 1995
                                             --------------  ---------------

Revenues:
 Rental income from operating leases            $  864,596     $1,076,977
 Interest income from direct financing leases      942,558        559,137
 Other interest income                              31,148         65,581
 Revenue from restaurant operations,
  net of cost of sales                           1,064,572      1,085,410
 Revenue of hotel operations                     1,101,731      1,221,915
 Other income                                      434,868
 Loss from equity investment                       (37,795)       (36,496)
                                                ----------     ----------
                                                 4,401,678      3,972,524
                                                ----------     ----------

Expenses:
 Interest on mortgages and note payable            839,074        660,220
 Operating expenses of hotel
  operations                                       846,925        925,679
 Operating expenses of restaurant
  operations                                       757,513        781,505
 Depreciation                                      411,159        321,048
 General and administrative                         88,329        213,973
 Property expenses                                  64,890         64,415
 Amortization                                       19,250         17,517
                                                ----------     ----------
                                                 3,027,140      2,984,357
                                                ----------     ----------

   Net income                                   $1,374,538     $  988,167
                                                ==========     ==========

Net income allocated to
 General Partners                                $  82,472      $  59,290
                                                 =========      =========

Net income allocated to
 Limited Partners                               $1,292,066     $  928,877
                                                ==========     ==========

Net income per Unit
 (45,274 Limited
 Partnership Units)                                 $28.54         $20.52
                                                    ======         ======


The accompanying notes are an integral part of the consolidated financial statements.

                        CORPORATE PROPERTY ASSOCIATES 7
                       - a California limited partnership


               CONSOLIDATED STATEMENTS of CASH FLOWS (UNAUDITED)

                                                       Three Months Ended
                                                            March 31,
                                                    ------------------------
                                                       1994          1995
                                                    ----------   -----------
Cash flows from operating activities:
 Net income                                         $1,374,538   $   988,167
 Adjustments to reconcile net income
   to net cash provided by operating activities:
   Depreciation and amortization                       430,409       338,565
   Other noncash items                                 (38,654)       37,244
   Loss from equity investment                          37,795        36,496
   Distributions from equity investment                              (38,944)
   Restructuring fees received in connection
    with lease modification                            240,741
   Note receivable received in connection
    with bankruptcy settlement                        (327,586)
 Net change in operating assets and liabilities       (825,589)       75,232
                                                    ----------   -----------

    Net cash provided by operating activities          891,654     1,436,760
                                                    ----------   -----------

Cash flows from investing activities:
 Additional capitalized costs                          (30,205)      (12,912)
                                                    ----------   -----------
    Net cash used in investing activities              (30,205)      (12,912)
                                                    ----------   -----------


Cash flows from financing activities:
 Distributions to partners                            (746,539)   (7,862,949)
 Payments on mortgage principal                       (164,098)     (364,304)
 Deferred financing costs                              (11,643)
                                                    ----------   -----------
    Net cash used in financing activities             (922,280)   (8,227,253)
                                                    ----------   -----------

      Net decrease in cash and cash equivalents        (60,831)   (6,803,405)

Cash and cash equivalents, beginning of period       3,260,303    10,525,885
                                                    ----------   -----------

      Cash and cash equivalents, end of period      $3,199,472   $ 3,722,480
                                                    ==========   ===========

     Supplemental disclosure of cash flows
      information:

           Interest paid                            $  902,552   $   612,867
                                                    ==========   ===========

The accompanying notes are an integral part of the consolidated financial statements.

                        CORPORATE PROPERTY ASSOCIATES 7
                       - a California limited partnership

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)



Note 1.  Basis of Presentation:
         ---------------------

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1994.


Note 2.  Distributions to Partners:
         -------------------------

Distributions declared and paid to partners during the three months ended March 31, 1995 are summarized as follows:

                                                           Per Limited Partner
Quarter Ended         General Partners  Limited Partners          Unit
- - - - - - - --------------------  ----------------  ----------------  ----------------------

December 31, 1994          $60,195         $  943,057             $ 20.83
                           =======         ==========             =======

Special distribution       $68,597         $6,791,100             $150.00
                           =======         ==========             =======

A distribution of $17.74 per Limited Partner Unit for the quarter ended March 31, 1995 was declared and paid in April 1995.



Note 3.  Transactions with Related Parties:
         ---------------------------------

For the three-month periods ended March 31, 1994 and 1995, the Partnership incurred property management and leasing fees of $31,128 and $27,239, respectively, and general and administrative expense reimbursements of $37,860 and $26,326, respectively, payable to an affiliate.

The Partnership, in conjunction with certain affiliates, is a participant in a cost sharing agreement for the purpose of renting and occupying office space. Under the agreement, the Partnership pays its proportionate share of rent and other costs of occupancy. Net expenses incurred for the three months ended March 31, 1994 and 1995 were $9,685 and $38,359, respectively.

                        CORPORATE PROPERTY ASSOCIATES 7
                       - a California limited partnership


      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)



Note 4.  Industry Segment Information:
         ----------------------------

The Partnership's operations consist of the investment in and the leasing of industrial and commercial real estate and the operation of a food service facility and a hotel business. For the three-month periods ended March 31, 1994 and 1995, the Partnership earned its lease revenues (rental income plus interest income from financing leases) from the following lease obligors:

                                              1994      %       1995      %
                                           ----------  ----  ----------  ----
Advanced System Applications, Inc.         $  177,843   10%  $  394,658   25%
The Gap, Inc.                                 231,892   13      231,892   14
Sybron Acquisition Company                    204,791   11      204,791   12
KSG, Inc.                                     187,605   10      204,445   12
Swiss M-Tex, L.P.                             125,414    7      136,097    8
AutoZone, Inc.                                108,591    6      108,591    7
Other                                         114,710    6       99,525    6
Northern Automotive, Inc.                      97,141    6       97,208    6
NVRyan L.P.                                    73,046    4       72,889    5
NYNEX Corporation                              53,900    3       53,900    3
Winn-Dixie Stores, Inc.                        32,118    2       32,118    2
Mid Continent Bottlers, Inc.                  400,103   22
                                           ----------  ---   ----------  ---
                                           $1,807,154  100%  $1,636,114  100%
                                           ==========  ===   ==========  ===


Operating results for the food service business for the three-month periods ended March 31, 1994 and 1995 are summarized as follows:


                                                1994         1995
                                             -----------  -----------
     Net sales                               $1,491,072   $1,517,310
     Cost of goods sold                        (426,500)    (431,900)
     Other operating expenses                  (757,513)    (781,505)
                                             ----------   ----------
       Food service operating income         $  307,059   $  303,905
                                             ==========   ==========

                        CORPORATE PROPERTY ASSOCIATES 7
                       - a California limited partnership


      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)



     Operating results for the hotel business for the three-month periods ended March 31, 1994 and 1995 are summarized as follows:


                                                   1994         1995
                                                -----------  -----------
       Revenues                                 $1,101,731   $1,221,915
       Fees paid to hotel management company       (16,526)     (31,564)
       Other operating expenses                   (830,399)    (894,115)
                                                ----------   ----------
       Income from hotel operations             $  254,806   $  296,236
                                                ==========   ==========


     Note 5.  Equity Investment:
              -----------------

     The Partnership and Corporate Property Associates 8, an affiliate, own 50% interests in a limited partnership which owns a hotel property in Topeka, Kansas leased to Hotel Corporation of America. The Partnership's carrying value in its investment at March 31, 1995 is included in Other assets. Summarized financial information of the limited partnership is as follows:

                (in thousands)
                                                 December 31,     March 31,
                                                     1994           1995
                                                 ------------     ---------
       Assets, net of accumulated depreciation      $8,395          $8,265
       Mortgage notes and bonds payable              8,866           8,814
       Other liabilities                                14              15
       Partners' capital                              (485)           (564)


                                                        Three Months Ended
                                                March 31, 1994   March 31, 1995
                                                --------------   --------------
       Revenues                                     $  211          $  211
       Interest expense                               (160)           (157)
       Other operating expenses                       (126)           (127)
                                                    ------          ------
       Net loss                                     $  (75)         $  (73)
                                                    ======          ======


                        CORPORATE PROPERTY ASSOCIATES 7
                       - a California limited partnership


                Item 2. - MANAGEMENT'S DISCUSSION OF OPERATIONS
                -----------------------------------------------



          Net income decreased by $386,000 for the three-month period ended March 31, 1995 as compared with net income for the three-month period ended March 31, 1994. As the results for the three-month period ended March 31, 1994 included $435,000 from nonrecurring sources, results from on-going operations would have reflected an increase, even though the Partnership sold properties in November 1994 which represented over 20% of its lease revenues for the comparable prior period. The nonrecurring other income in the three-month period ended March 31, 1994 represented amounts received in a settlement from an affiliate of the former lessee of the Partnership's hotel property. The decrease in lease revenues of $171,000 was attributable to the sale in November 1994 of properties leased to Mid-Continent Bottlers, Inc. ("Mid-Continent") which contributed $400,000 of lease revenues for the comparable 1994 period. Lease revenues benefited from the July 1, 1994 lease modification with Advanced Systems Applications, Inc. ("ASA") which contributed an additional $217,000 to lease revenues. General and administrative expenses increased as a result of the increase in partnership level taxes due to several states. Interest expense decreased due to the satisfaction of the Mid-Continent mortgage loan in connection with the sale of the properties, the payoff of the mortgage loans on the KSG, Inc., AutoZone, Inc., NYNEX Corporation and The Gap Inc. properties and the partial prepayment of the ASA mortgage loan during the fourth quarter of 1994. Depreciation decreased due to the full depreciation in the fourth quarter of 1994 of certain furniture, fixtures and equipment at the hotel property. Hotel operating income increased by 16% as the result of a strong occupancy rate, which increased to 78% from 72%, and a 6% increase in the average room rate. Earnings from the food service operation were relatively unchanged from the prior period, maintaining the substantial increase that was attained in 1994.

          There has been no material change in the Partnership's financial condition since December 31, 1994. The Partnership distributed $6,860,000 of proceeds from the Mid-Continent sale to partners during the quarter. Such distribution of $150 per Limited Partner Unit represented a return of capital distribution pursuant to the Partnership's Amended Agreement of Limited Partnership. The amount from this special distribution to Limited Partners represented 15% of the amount raised under the Partnership's public offering. With its current cash balance of $3,722,000 and its cash flow from operations, the Partnership still has sufficient liquidity to pay its quarterly distributions to partners, meet scheduled debt service installment obligations and fund replacement of fixtures, furniture and equipment in the ordinary course of operating the hotel and food service facility. In addition, the Partnership's cash reserves would be sufficient to fund the $280,000 in improvements which are required to comply with Holiday Inn's modernization plan in the event that a decision is made to retain the hotel's affiliation as a Holiday Inn franchise. Management believes that it may need to incur such costs in order to remain competitive even if the affiliation with Holiday Inn is not retained. Included in other assets on the accompanying consolidated balance sheet at March 31, 1995, is a furniture, fixture and equipment reserve account of $128,000 which would be available to partially fund any necessary upgrade. The reserve account is funded by allocating 3% of hotel revenues to the reserve account. A balloon payment of $3,871,000 will be due in December 1995 on two mortgage loans collateralized by the food service facility.
     The Partnership has the option of extending one of the loans if it elects to make a partial prepayment of $600,000, in which event the entire $1,083,000 principal balance of the second loan would be forgiven. If the Partnership is not able to fully fund the balloon payment from cash reserves, Management believes that the Partnership currently has the ability to leverage several of its properties in the event that the current loan cannot be extended or refinanced. Accordingly, this balloon payment commitment should not have a significant impact on the Partnership's liquidity.

                        CORPORATE PROPERTY ASSOCIATES 7
                       - a California limited partnership



                                    PART II
                                    -------



     Item 6. - EXHIBITS AND REPORTS ON FORM 8-K
     ------------------------------------------

          (a)   Exhibits:

                None

          (b)   Reports on Form 8-K:

                    During the quarter ended March 31, 1995 the Partnership was not required to file any reports on Form 8-K.

                        CORPORATE PROPERTY ASSOCIATES 7
                       - a California limited partnership



                                   SIGNATURES
                                   ----------



          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 CORPORATE PROPERTY ASSOCIATES 7
                                 - a California limited partnership

                                 By:  SEVENTH CAREY CORPORATE PROPERTY, INC.



             05/12/95            By:      /s/ Claude Fernandez
           --------------                ------------------------------
               Date                      Claude Fernandez
                                         Executive Vice President and
                                         Chief Administrative Officer
                                         (Principal Financial Officer)



             05/12/95            By:      /s/ Michael D. Roberts
           --------------                -------------------------------
               Date                      Michael D. Roberts
                                         First Vice President and Controller
                                         (Principal Accounting Officer)