Form 10-Q
period 1995-06-30
CORPORATE PROPERTY ASSOCIATES 7
filed 1995-08-10
CIK 789459

                                                         OMB APPROVAL
                                                 ------------------------------
                                                 OMB Number           3235-0070
                                                 Expires       October 31, 1995
                                                 Estimated average burden
                                                 hours per response      190.00
                                                 ------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                    June 30, 1995
                               -------------------------------------------------
                                                       or

[ ] TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to
                               -------------------------------------------------

Commission file number                            0-15778
                       ---------------------------------------------------------

        CORPORATE PROPERTY ASSOCIATES 7, a California limited partnership
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

            CALIFORNIA                                 13-3327950
--------------------------------------------------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

50 ROCKEFELLER PLAZA, NEW YORK, NEW YORK                  10020
--------------------------------------------------------------------------------
(Address of principal executive offices)                (Zip Code)

                                (212)  492-1100
--------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)


--------------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                                                              [X]  Yes    [ ] No

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                 PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

        Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
                                                              [ ]  Yes    [ ] No

                        CORPORATE PROPERTY ASSOCIATES 7
                       - a California limited partnership

                                     INDEX

                                                                   Page No.
                                                                   --------
 PART I
 ------

 Item 1. - Financial Information*

           Consolidated Balance Sheets, December 31, 1994
           and June 30, 1995                                           2

           Consolidated Statements of Income for the three and
           six months ended June 30, 1994 and 1995                     3

           Consolidated Statements of Cash Flows for the
           six months ended June 30, 1994 and 1995                     4

           Notes to Consolidated Financial Statements                 5-7

 Item 2. - Management's Discussion of Operations                      8-9


 PART II
 -------

 Item 6. - Exhibits and Reports on Form 8-K                           10

 Signatures                                                           11



*The summarized financial information contained herein is unaudited; however in the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included.

                        CORPORATE PROPERTY ASSOCIATES 7
                       - a California limited partnership

                                     PART I
                                     ------

                        Item 1. - FINANCIAL INFORMATION
                        -------------------------------

                          CONSOLIDATED BALANCE SHEETS

                                             December 31,         June 30,
                                                 1994               1995
                                          -----------------   ---------------
                                                (Note)          (Unaudited)
            ASSETS:
Land and buildings, net of
  accumulated depreciation of
  $10,532,608 at December 31, 1994 and
  $11,204,046 at June 30, 1995                  $38,920,078       $38,319,210
Net investment in direct
  financing leases                               15,761,594        15,761,594
Cash and cash equivalents                        10,525,885         3,605,464
Accrued interest and  rents receivable               97,984            24,249
Other assets                                      1,559,084         1,532,578
                                                -----------       -----------

         Total assets                           $66,864,625       $59,243,095
                                                ===========       ===========

            LIABILITIES:
Mortgage notes payable                          $17,314,570       $16,579,719
Note payable                                      9,606,837         9,606,837
Accrued interest payable                            403,686           459,303
Accounts payable and accrued expenses               961,073           779,298
Accounts payable to affiliates                       69,568           111,768
Prepaid and deferred rental income                  450,341           444,822
                                                -----------       -----------

        Total liabilities                        28,806,075        27,981,747
                                                -----------       -----------

            PARTNERS' CAPITAL:
General Partners                                    113,032            50,703

Limited Partners (45,274 and 45,209
  Limited Partnership Units issued and
  outstanding at December 31, 1994 and
  June 30, 1995)                                 37,945,518        31,210,645
                                                -----------       -----------

        Total partners' capital                  38,058,550        31,261,348
                                                -----------       -----------

        Total liabilities and
          partners' capital                     $66,864,625       $59,243,095
                                                ===========       ===========



The accompanying notes are an integral part of the consolidated financial statements.

Note: The balance sheet at December 31, 1994 has been derived from the audited financial statements at that date.

                        CORPORATE PROPERTY ASSOCIATES 7
                       - a California limited partnership

                 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                                             Three Months Ended              Six Months Ended
                                        June 30, 1994  June 30, 1995   June 30, 1994  June 30, 1995
                                        -------------  -------------   -------------  -------------
Revenues:
  Rental income from
    operating leases                      $  851,664     $1,084,413      $1,716,260     $2,161,390
  Interest income from
    direct financing leases                  964,942        561,750       1,907,500      1,120,887
  Other interest income                       53,426         48,558          84,574        114,139
  Revenue of hotel operations              1,245,978      1,427,655       2,347,709      2,649,570
  Revenue of restaurant operations,
    net of cost of sales                     748,954        763,335       1,813,526      1,848,745
  Other income                                 3,500                        438,368
                                          ----------     ----------      ----------     ----------
                                           3,868,464      3,885,711       8,307,937      7,894,731
                                          ----------     ----------      ----------     ----------

Expenses:
  Interest on mortgages and
    note payable                             904,212        637,715      1,743,286       1,297,935
  Operating expenses of
    hotel operations                         948,324      1,034,838      1,375,337       1,960,517
  Operating expenses of
    restaurant operations                    617,824        627,372      1,795,249       1,408,877
  Depreciation                               408,398        350,390        819,557         671,438
  General and administrative                 129,146        129,278        217,475         343,251
  Property expense                            78,445         83,345        143,335         147,760
  Writedowns to net realizable
    value                                    641,731                       641,731
  Amortization                                19,759         17,516         39,009          35,033
                                          ----------     ----------     ----------      ----------
                                           3,747,839      2,880,454      6,774,979       5,864,811
                                          ----------     ----------     ----------      ----------

       Net income before loss from
         equity investment                   120,625      1,005,257      1,532,958       2,029,920

  Loss from equity investment                 38,439         31,276         76,234          67,772
                                          ----------     ----------     ----------      ----------

       Net income                          $   82,186     $  973,981     $1,456,724      $1,962,148
                                           ==========     ==========     ==========      ==========

Net income allocated
  to General Partners                      $    4,931     $   58,439     $   87,403      $  117,729
                                           ==========     ==========     ==========      ==========

Net income allocated
  to Limited Partners                      $   77,255     $  915,542     $1,369,321      $1,844,419
                                           ==========     ==========     ==========      ==========

Net income per Unit                             $1.71         $20.24         $30.25          $40.76
                                           ==========     ==========     ==========      ==========

Weighted Average Limited Partner
  Units                                        45,274         45,242         45,274          45,252
                                           ==========     ==========     ==========      ==========

The accompanying notes are an integral part of the consolidated financial statements.

                        CORPORATE PROPERTY ASSOCIATES 7
                       - a California limited partnership


               CONSOLIDATED STATEMENTS of CASH FLOWS (UNAUDITED)

                                                                        Six Months Ended
                                                                             June 30,
                                                                   ---------------------------
                                                                      1994            1995
                                                                   -----------     -----------
Cash flows from operating activities:
  Net income                                                       $ 1,456,724     $ 1,962,148
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation and amortization                                      858,566         706,471
    Other noncash items                                                (77,308)         74,566
    Loss from equity investment                                         76,234          67,772
    Distributions from equity investment                                 9,158           5,716
    Writedowns to net realizable value                                 641,731
    Restructuring fees received in connection
      with lease modification                                          481,481
    Note receivable received in connection
      with bankruptcy settlement                                      (327,586)
    Net change in operating assets and liabilities                    (791,471)       (172,323)
                                                                   -----------     -----------
      Net cash provided by operating activities                      2,327,529       2,644,350
                                                                   -----------     -----------

Cash flows from investing activities:
  Additional capitalized costs                                         (38,375)        (70,570)
  Net proceeds from sale of real estate                                444,444
                                                                   -----------     -----------
      Net cash provided (used in) by investing activities              406,069         (70,570)
                                                                   -----------     -----------

Cash flows from financing activities:
  Distributions to partners                                         (1,499,340)     (8,717,376)
  Payments on mortgage principal                                      (335,754)       (734,851)
  Retirement of Limited Partner Units                                                  (41,974)
  Deferred financing costs                                             (11,643)
                                                                   -----------     -----------
      Net cash used in financing activities                         (1,846,737)     (9,494,201)
                                                                   -----------      ----------
        Net increase (decrease) in cash and
          cash equivalents                                             886,861      (6,920,421)

      Cash and cash equivalents, beginning of period                 3,260,303      10,525,885
                                                                   -----------      ----------

        Cash and cash equivalents, end of period                   $ 4,147,164     $ 3,605,464
                                                                   ===========     ===========

Supplemental disclosure of cash flows information:

        Interest paid                                              $ 1,580,67      $ 1,242,318
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

                        CORPORATE PROPERTY ASSOCIATES 7
                       - a California limited partnership

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)



Note 1.  Basis of Presentation:
         ---------------------

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1994. Certain 1994 amounts have been reclassified to conform to the 1995 financial statement presentation.


Note 2.  Distributions to Partners:
         -------------------------

Distributions declared and paid to partners during the six months ended June 30, 1995 are summarized as follows:

Quarter Ended                  General Partners  Limited Partners  Per Limited Partner Unit
-------------                  ----------------  ----------------  ------------------------

December 31, 1994                  $60,195          $  943,057              $ 20.83
                                   =======          ==========              =======

March 31, 1995                     $51,266          $  803,161              $ 17.74
                                   =======          ==========              =======

Special distribution -
  January, 1995                    $68,597          $6,791,100              $150.00
                                   =======          ==========              =======


A distribution of $17.81 per Limited Partner Unit for the quarter ended June 30, 1995 was declared and paid in July 1995.



Note 3.  Transactions with Related Parties:
         ---------------------------------

For the three-month and six-month periods ended June 30, 1994, the Partnership incurred management fees of $32,261 and $63,388, respectively, and general and administrative expense reimbursements of $36,639 and $74,499, respectively. For the three-month and six-month periods ended June 30, 1995, the Partnership incurred management fees of $26,500 and $53,739, respectively, and general and administrative expense reimbursements of $31,146 and $57,472, respectively.

The Partnership, in conjunction with certain affiliates, is a participant in a cost sharing agreement for the purpose of renting and occupying office space. Under the agreement, the Partnership pays its proportionate share of rent and other costs of occupancy. Net expenses incurred for the six months ended June 30, 1994 and 1995 were $23,043 and $49,369, respectively.

                        CORPORATE PROPERTY ASSOCIATES 7
                       - a California limited partnership


      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)



Note 4.  Industry Segment Information:
         ----------------------------

The Partnership's operations consist of the investment in and the leasing of industrial and commercial real estate and the operation of a food service facility and a hotel business. For the six-month periods ended June 30, 1994 and 1995, the Partnership earned its lease revenues (rental income plus interest income from financing leases) from the following lease obligors:


                                         1994      %       1995      %
                                      ----------  ----  ----------  ----

Advanced System Applications, Inc.    $  355,687   10%  $  789,316   24%
The Gap, Inc.                            463,784   13      463,784   14
KSG, Inc.                                382,511   11      411,503   13
Sybron Acquisition Company               409,581   11      409,581   13
Swiss M-Tex, L.P.                        253,611    7      274,168    8
AutoZone, Inc.                           217,183    6      217,183    7
Other                                    213,637    6      204,514    6
Northern Automotive, Inc.                194,348    5      194,415    6
NVRyan L.P.                              152,300    4      145,778    4
NYNEX Corporation                        107,800    3      107,800    3
Winn-Dixie Stores, Inc.                   64,235    2       64,235    2
Mid Continent Bottlers, Inc.             809,083   22
                                      ----------  ---   ----------  ---
                                      $3,623,760  100%  $3,282,277  100%
                                      ==========  ===   ==========  ===




Operating results for the food service business for the six-month periods ended June 30, 1994 and 1995 are summarized as follows:



                                          1994          1995
                                      ------------  ------------

Net sales                             $ 2,554,536   $ 2,601,269
Cost of goods sold                       (741,010)     (752,524)
Other operating expenses               (1,375,337)   (1,408,877)
                                      -----------   -----------
     Food service operating income    $   438,189   $   439,868
                                      ===========   ===========


                        CORPORATE PROPERTY ASSOCIATES 7
                       - a California limited partnership


      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)



Operating results for the hotel business for the six-month periods ended June 30, 1994 and 1995 are summarized as follows:


                                            1994          1995
                                        -----------   -----------

Revenues                                $ 2,347,709   $ 2,649,570
Fees paid to hotel management company       (44,921)      (67,084)
Other operating expenses                 (1,750,328)   (1,893,433)
                                        -----------   -----------
Income from hotel operations            $   552,460   $   689,053
                                        ===========   ===========



Note 5.  Equity Investment:
         -----------------

The Partnership and Corporate Property Associates 8, an affiliate, own 50% interests in a limited partnership which owns a hotel property in Topeka, Kansas leased to Hotel Corporation of America. The Partnership's carrying value in its investment at June 30, 1995 is included in Other assets. Summarized financial information of the limited partnership is as follows:


    (in thousands)
                                                  December 31,   June 30,
                                                      1994         1995
                                                  ------------   --------
Assets, net of accumulated depreciation               $8,395       $8,153
Mortgage notes and bonds payable                       8,866        8,782
Other liabilities                                         14           15
Partners' capital                                       (485)        (644)




                                                    Six Months Ended
                                            June 30, 1994   June 30, 1995
                                            -------------   -------------

Revenues                                            $ 422           $ 433
Interest expense                                     (321)           (315)
Other operating expenses                             (253)           (253)
                                                    -----           -----
Net loss                                            $(152)          $(135)
                                                    =====           =====


                        CORPORATE PROPERTY ASSOCIATES 7
                       - a California limited partnership


                Item 2. - MANAGEMENT'S DISCUSSION OF OPERATIONS
                -----------------------------------------------



     Results of Operations:
     ---------------------

          Net income for the three-month and six-month periods ended June 30, 1995 increased by $892,000 and $505,000, respectively, as compared with net income for the three-month and six-month periods ended June 30, 1994. The results for the six-month period ended June 30, 1994 included $435,000 of other income from nonrecurring sources and $642,000 of writedowns of property held for sale to net realizable value. The writedowns also affected earnings for the three-month period ended June 30, 1994. The nonrecurring other income in the six-month period ended June 30, 1994 represented amounts received in a settlement from an affiliate of the former lessee of the Partnership's hotel property and the writedowns related to properties held for sale in 1994.

          Net of the effects of the above-mentioned nonrecurring items, income for the three-month and six-month periods ended June 30, 1995 would have reflected increases of $250,000 and $302,000, respectively. For both the three-month and the six-month periods ended June 30, 1995, the increase in income, net of the effect of nonrecurring items, was due to an increase in earnings from the hotel operations and decreases in interest and depreciation expenses. This was partially offset by a decrease in lease revenues and, for the six-month period only, an increase in general and administrative expenses. The decrease in lease revenues of $342,000 was attributable to the sale in November 1994 of properties leased to Mid-Continent Bottlers, Inc. ("Mid-Continent") which had contributed 22% of lease revenues for the comparable 1994 period. Lease revenues benefited from the July 1, 1994 lease modification with Advanced Systems Applications, Inc. ("ASA") which contributed an additional $217,000 and $434,000 to lease revenues for the current three-month and six-month periods. Interest expense decreased due to the satisfaction of the Mid-Continent mortgage loan in connection with the sale of the properties, the payoff of the mortgage loans on the KSG, Inc., AutoZone, Inc., NYNEX Corporation and The Gap Inc. properties and the partial prepayment of the ASA mortgage loan during the fourth quarter of 1994. Depreciation decreased due to the full depreciation in the fourth quarter of 1994 of certain furniture, fixtures and equipment at the hotel property. General and administrative expenses increased for the six-month period as a result of the increase in partnership level taxes for several states.

          Hotel operating income increased by 25% as the result of a strong occupancy rate, which increased to 79% from 75%, and an 8% increase in the average room rate, partially as a result of the strong economic conditions in the Detroit metropolitan area. Earnings from the food service operation were relatively stable from the prior period, maintaining the substantial increase that was attained in 1994 as a result of the reconfiguration of a portion of the food service facility in the first quarter of 1994.
     Although the earnings from the food service operation are seasonal in nature with the highest proportion of earnings realized in the first quarter, the 1994 reconfiguration appears to have reversed the trend of operating losses in the second quarter. Management expects to either break even or incur a moderate loss in the third quarter.



     Financial Condition:
     -------------------

          There has been no material change in the Partnership's financial condition since December 31, 1994. The Partnership distributed $6,860,000 of proceeds from the sale in 1994 of the properties leased to Mid-Continent to partners during the first quarter. This distribution of $150 per Limited Partner Unit represented a return of capital. The amount of this special distribution to Limited Partners represented 15% of the amount raised under the Partnership's public offering. With its current cash balance of $3,605,000 and its cash flow from operations, the Partnership has sufficient liquidity to pay its quarterly distributions to partners, meet scheduled debt service installment obligations and fund replacement of fixtures, furniture and equipment in the ordinary course of operating the hotel and food service facility.

                        CORPORATE PROPERTY ASSOCIATES 7
                       - a California limited partnership


           Item 2. - MANAGEMENT'S DISCUSSION OF OPERATIONS, Continued
           ----------------------------------------------------------



     Financial Condition, continued:
     ------------------------------

          As a result of successful discussions with Holiday Inn, the Partnership's hotel property will not be subject to Holiday Inn's core modernization plan. The Partnership is currently committed to retaining the hotel's affiliation with Holiday Inn as a franchisee. Included in other assets on the accompanying consolidated balance sheet at June 30, 1995, is a furniture, fixture and equipment reserve account of $218,000 which is available to partially fund any necessary improvements or purchases of furniture, fixtures and equipment. The reserve account is funded by allocating 3% of hotel revenues to the reserve account and the Partnership does not anticipate utilizing any funds in excess of amounts set aside in the reserve amount to fund any such improvements or purchases within the next 12 months.

          A balloon payment of $3,871,000 will be due in December 1995 on two mortgage loans collateralized by the food service facility. The Partnership has the option of extending one of the loans if it elects to make a partial prepayment of $600,000, in which event the entire $1,083,000 principal balance of the second loan and accrued interest thereon would be forgiven. If the Partnership is not able to fully fund the balloon payment from cash reserves, Management believes that the Partnership currently has the ability to leverage several of its properties in the event that the current loan cannot be extended or refinanced. Accordingly, this balloon payment commitment should not have a significant impact on the Partnership's liquidity. The tenant in the Monte Vista, Colorado property formerly leased to Yellow Front Stores, Inc. has informed the Partnership of their intent to exercise its purchase option available under the lease. The purchase price for the property is currently being negotiated. As annual rent from the property is $20,000, it is not expected that the sale of the property, if it occurs, nor any reduction in operating cash subsequent to a sale will have any significant effect on the Partnership's cash balances or cash flow.

                        CORPORATE PROPERTY ASSOCIATES 7
                       - a California limited partnership



                                    PART II
                                    -------



     Item 6. - EXHIBITS AND REPORTS ON FORM 8-K
     ------------------------------------------

          (a)   Exhibits:

                None

          (b)   Reports on Form 8-K:

                    During the quarter ended June 30, 1995 the Partnership was not required to file any reports on Form 8-K.

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


                                 CORPORATE PROPERTY ASSOCIATES 7
                                 - a California limited partnership

                                 By:  SEVENTH CAREY CORPORATE PROPERTY, INC.



             08/9/95             By:      /s/ Claude Fernandez
           -------------                 ------------------------------
             Date                        Claude Fernandez
                                         Executive Vice President and
                                         Chief Administrative Officer
                                         (Principal Financial Officer)



             08/9/95             By:      /s/ Michael D. Roberts
           -------------                 -------------------------------
             Date                        Michael D. Roberts
                                         First Vice President and Controller
                                         (Principal Accounting Officer)