Form 10-Q
period 1995-09-30
CORPORATE PROPERTY ASSOCIATES 7
filed 1995-11-13
CIK 789459

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934
For the quarterly period ended          SEPTEMBER 30, 1995
                               ------------------------------------------------
                                                or

[ ] TRANSITION REPORT PURSUANT TO 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
    1934

For the transition period from____________________to___________________________

Commission file number                0-15778
                     ----------------------------------------------------------

      CORPORATE PROPERTY ASSOCIATES 7, A CALIFORNIA LIMITED PARTNERSHIP
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         CALIFORNIA                                        13-3327950
         ----------                                        ----------
(State or other jurisdiction                (I.R.S. Employer Identification No.)
of incorporation or organization

50 ROCKEFELLER PLAZA, NEW YORK, NEW YORK                           10020
----------------------------------------                           -----
(Address of principal executive offices)                          (Zip Code)

                                (212)  492-1100
                                ---------------
              (Registrant's telephone number, including area code)

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


                                                 [X]Yes   [_]No


               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

  Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                                                 [_]Yes   [_]No

                        CORPORATE PROPERTY ASSOCIATES 7
                       - a California limited partnership



                                     INDEX



                                                                   Page No.
                                                                   --------

PART I
------

Item 1. - Financial Information*
          Consolidated Balance Sheets, December 31, 1994

          and September 30, 1995                                      2

          Consolidated Statements of Income for the three and nine
          months ended September 30, 1994 and 1995                    3

          Consolidated Statements of Cash Flows for the nine
          months ended September 30, 1994 and 1995                    4

          Notes to Consolidated Financial Statements                  5-7

Item 2. - Management's Discussion of Operations                       8-9


PART II
-------

Item 6. - Exhibits and Reports on Form 8-K                            10

Signatures                                                            11



*The summarized financial information contained herein is unaudited; however in the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included.

                        CORPORATE PROPERTY ASSOCIATES 7
                       - a California limited partnership

                                     PART I
                                     ------

                        Item 1. - FINANCIAL INFORMATION
                        -------------------------------

                          CONSOLIDATED BALANCE SHEETS


                                                   December 31,   SEPTEMBER 30,
                                                       1994            1995
                                                   -------------  --------------
                                                      (Note)       (UNAUDITED)
        ASSETS:
   Land, buildings and personal property,
     net of accumulated depreciation of
     $10,532,608 at December 31, 1994 and
     $11,554,131 at September 30, 1995              $38,920,078     $38,064,891
   Net investment in direct financing leases         15,761,594      15,761,594
   Cash and cash equivalents                         10,525,885       3,495,427
   Accrued interest and rents receivable                 97,984          17,841
   Other assets                                       1,559,084       1,473,352
                                                    -----------     -----------
         Total assets                               $66,864,625     $58,813,105
                                                    ===========     ===========


        LIABILITIES:

   Mortgage notes payable                           $17,314,570     $16,199,275
   Note payable                                       9,606,837       9,606,837
   Accrued interest payable                             403,686         464,372
   Accounts payable and accrued expenses                961,073         773,249
   Accounts payable to affiliates                        69,568         119,559
   Prepaid and deferred rental income                   450,341         439,600
                                                    -----------     -----------
         Total liabilities                           28,806,075      27,602,892
                                                    -----------     -----------


        PARTNERS' CAPITAL:

   General Partners                                     113,032          47,635

   Limited Partners (45,274 and 45,209 Limited
   Partnership Units issued and outstanding
   at December 31, 1994 and September 30, 1995)      37,945,518      31,162,578
                                                    -----------     -----------
         Total partners' capital                     38,058,550      31,210,213
                                                    -----------     -----------

         Total liabilities and
           partners' capital                        $66,864,625     $58,813,105
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

                        CORPORATE PROPERTY ASSOCIATES 7
                       - a California limited partnership

                 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                                           Three Months Ended                      Nine Months Ended
                                 September 30, 1994  SEPTEMBER 30, 1995  September 30, 1994  SEPTEMBER 30, 1995
                                 ------------------  ------------------  ------------------  ------------------
Revenues:
 Rental income from
  operating leases                       $  855,216          $1,077,871         $ 2,571,476         $ 3,239,261
 Interest from direct
  financing leases                        1,008,478             560,902           2,915,978           1,681,789
 Other interest income                       53,600              42,963             138,174             157,102
 Revenue from food service
  operations - net of
  the cost of sales                         446,383             425,412           2,259,909           2,274,157
 Revenue of hotel
  operations                              1,178,838           1,356,089           3,526,547           4,005,659
 Other income                               321,000                                 759,368
                                         ----------          ----------         -----------         -----------
                                          3,863,515           3,463,237          12,171,452          11,357,968
                                         ----------          ----------         -----------         -----------
Expenses:
 Interest                                   939,068             620,773           2,682,354           1,918,708
 Operating expenses of
  food service operations                   478,225             474,458           1,853,562           1,883,335
 Operating expenses of
  hotel operations                          863,359             972,213           2,658,608           2,932,730
 Depreciation                               398,538             350,085           1,218,095           1,021,523
 General and administrative                  91,598             105,483             309,073             448,734
 Property expenses                           86,502              81,314             229,837             229,074
 Writedowns to net
  realizable value                                                                  641,731
 Amortization                                19,760              17,518              58,769              52,551
                                         ----------          ----------         -----------         -----------
                                          2,877,050           2,621,844           9,652,029           8,486,655
                                         ----------          ----------         -----------         -----------
   Income before loss
    from equity investment
    and gains on sale                       986,465             841,393           2,519,423           2,871,313
 Loss from equity investments                38,399              34,730             114,633             102,502
                                         ----------          ----------         -----------         -----------
   Income before gains
    on sale                                 948,066             806,663           2,404,790           2,768,811
Gain on sale of securities                  682,500                                 682,500
Gain on sale of real estate               7,814,474                               7,814,474
                                         ----------          ----------         -----------         -----------

   Net income                            $9,445,040          $  806,663         $10,901,764         $ 2,768,811
                                         ==========          ==========         ===========         ===========

Net income allocated
 to General Partners                     $  396,181          $   48,400         $   483,584         $   166,129
                                         ==========          ==========         ===========         ===========

Net income allocated
 to Limited Partners                     $9,048,859          $  758,263         $10,418,180         $ 2,602,682
                                         ==========          ==========         ===========         ===========

Net income per Unit                         $199.87              $16.77             $230.11              $57.53
                                         ==========          ==========         ===========         ===========

Weighted Average Limited
 Partner Units                               45,274              45,209              45,274              45,242
                                         ==========          ==========         ===========         ===========

The accompanying notes are an integral part of the consolidated financial statements.

                        CORPORATE PROPERTY ASSOCIATES 7
                       - a California limited partnership


               CONSOLIDATED STATEMENTS of CASH FLOWS (UNAUDITED)


                                                                         Nine Months Ended
                                                                             September 30,
                                                                         -----------------
                                                                       1994           1995
                                                                   ------------  --------------
     Cash flows from operating activities:
      Net income                                                   $10,901,764    $  2,768,811
      Adjustments to reconcile net income
        to net cash provided by operating activities:
        Depreciation and amortization                                1,276,864       1,074,074
        Other noncash items                                           (115,962)        111,850
        Loss from equity investment                                    114,633         102,502
        Gains on sales of real estate and warrants                  (8,496,974)
        Writedowns to net realizable value                             641,731
        Restructuring fees received in connection
         with lease modification                                       722,222
        Recognition of deferred rental income on
         sale of real estate                                          (321,000)
        Note receivable received in connection
         with bankruptcy settlement                                   (327,586)
      Net change in operating assets and liabilities                  (614,686)       (211,957)
                                                                   -----------    ------------

         Net cash provided by operating activities                   3,781,006       3,845,280
                                                                   -----------    ------------

     Cash flows from investing activities:
      Additional capitalized costs                                     (94,537)       (166,336)
      Distributions from equity investment                              25,286          23,041
      Net proceeds from sales of real estate and
        securities                                                     757,324
                                                                   -----------    ------------
         Net cash provided by (used in) investing activities           688,073        (143,295)
                                                                   -----------    ------------

     Cash flows from financing activities:
      Distributions to partners                                     (2,282,007)     (9,575,174)
      Payments on mortgage principal                                  (508,558)     (1,115,295)
      Retirement of Limited Partner Units                                              (41,974)
      Deferred financing costs                                         (11,643)
                                                                   -----------    ------------
         Net cash used in financing activities                      (2,802,208)    (10,732,443)
                                                                   -----------    ------------

           Net increase (decrease) in cash and cash equivalents      1,666,871      (7,030,458)

     Cash and cash equivalents, beginning of period                  3,260,303      10,525,885
                                                                   -----------    ------------

           Cash and cash equivalents, end of period                $ 4,927,174    $  3,495,427
                                                                   ===========    ============

     Supplemental disclosure of cash flows information:

           Interest paid                                           $ 2,479,130    $  1,858,022
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



     Note 2.  Distributions to Partners:
              -------------------------

     Distributions declared and paid to partners during the nine months ended September 30, 1995 are summarized as follows:


Quarter Ended                  General Partners  Limited Partners  Per Limited Partner Unit
-----------------------------  ----------------  ----------------  ------------------------

     December 31, 1994                  $60,195        $  943,057                   $ 20.83
                                        =======        ==========                   =======

     March 31, 1995                     $51,266        $  803,161                   $ 17.74
                                        =======        ==========                   =======

     June 30, 1995                      $51,468        $  806,330                   $ 17.81
                                        =======        ==========                   =======

     Special distribution -
       January, 1995                    $68,597        $6,791,100                   $150.00
                                        =======        ==========                   =======

     A distribution of $17.87 per Limited Partner Unit for the quarter ended September 30, 1995 was declared and paid in October 1995.



     Note 3.  Transactions with Related Parties:
              ---------------------------------

     For the three-month and nine-month periods ended September 30, 1994, the Partnership incurred management fees of $42,623 and $106,011, respectively, and general and administrative expense reimbursements of $22,172 and $96,671, respectively. For the three-month and nine-month periods ended September 30, 1995, the Partnership incurred management fees of $24,704 and $78,443, respectively, and general and administrative expense reimbursements of $22,428 and $79,900, respectively.

     The Partnership, in conjunction with certain affiliates, is a participant in a cost sharing agreement for the purpose of renting and occupying office space. Under the agreement, the Partnership pays its proportionate share of rent and other costs of occupancy. Net expenses incurred for the nine months ended September 30, 1994 and 1995 were $29,586 and $62,551, respectively.

                        CORPORATE PROPERTY ASSOCIATES 7
                       - a California limited partnership


      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)



     Note 4.  Industry Segment Information:
              ----------------------------

     The Partnership's operations consist of the investment in and the leasing of industrial and commercial real estate and the operation of a food service facility and a hotel business. For the nine-month periods ended September 30, 1994 and 1995, the Partnership earned its lease revenues (rental income plus interest income from financing leases) from the following lease obligors:


                                              1994      %       1995      %
                                           ----------  ----  ----------  ----

     Advanced System Applications, Inc.    $  533,530   10%  $1,183,974   24%
     The Gap, Inc.                            695,676   13      695,676   14
     KSG, Inc.                                582,583   11      617,713   13
     Sybron Acquisition Company               614,372   11      614,372   13
     Swiss M-Tex, L.P.                        385,313    7      410,878    8
     AutoZone, Inc.                           353,485    6      325,774    7
     Other                                    312,612    6      304,321    6
     Northern Automotive, Inc.                291,556    5      291,623    6
     NVRyan L.P.                              231,554    4      218,667    4
     NYNEX Corporation                        161,700    3      161,700    3
     Winn-Dixie Stores, Inc.                   96,352    2       96,352    2
     Mid Continent Bottlers, Inc.           1,228,721   22
                                           ----------  ---   ----------
                                           $5,487,454  100%  $4,921,050  100%
                                           ==========  ===   ==========  ===




     Operating results for the food service business in Jupiter, Florida for the nine-month periods ended September 30, 1994 and 1995 are summarized as follows:



                                                 1994          1995
                                             ------------  ------------

          Sales                              $ 3,193,108   $ 3,210,536
          Cost of goods sold                    (933,199)     (936,379)
          Other operating expenses            (1,853,562)   (1,883,335)
                                             -----------   -----------
            Food service operating income    $   406,347   $   390,822
                                             ===========   ===========


                        CORPORATE PROPERTY ASSOCIATES 7
                       - a California limited partnership


      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)



     Results for the Partnership's hotel operations of a Holiday Inn in Livonia, Michigan for the nine-month periods ended September 30, 1994 and 1995 are summarized as follows:


                                                    1994          1995
                                                ------------  ------------

       Revenues                                 $ 3,526,547   $ 4,005,659
       Fees paid to hotel management company        (76,204)      (94,950)
       Other operating expenses                  (2,582,404)   (2,837,780)
                                                -----------   -----------
       Income from hotel operations             $   867,939   $ 1,072,929
                                                ===========   ===========



     Note 5.  Equity Investment:
              -----------------

     The Partnership and Corporate Property Associates 8, an affiliate, own 50% interests in a limited partnership which owns a hotel property in Topeka, Kansas leased to Hotel Corporation of America. The Partnership's carrying value in its investment at September 30, 1995 is included in Other assets. Summarized financial information of the limited partnership is as follows:


                                                               (in thousands)
                                                     December 31,         SEPTEMBER 30,
                                                         1994                 1995
                                                  -------------------  -------------------
       Assets, net of accumulated depreciation                $8,395               $8,017
       Mortgage notes and bonds payable                        8,866                8,750
       Other liabilities                                          14                    4
       Partners' capital                                        (485)                (737)



                                                                       Nine Months Ended
                                                  September 30, 1994   SEPTEMBER 30, 1995
                                                  ------------------   ------------------
       Revenues                                               $  633               $  650
       Interest expense                                         (482)                (474)
       Depreciation and amortization                            (378)                (378)
       Other operating expenses                                   (1)                  (2)
                                                              ------               ------
         Net loss                                             $ (228)              $ (204)
                                                              ======               ======


                        CORPORATE PROPERTY ASSOCIATES 7
                       - a California limited partnership


                Item 2. - MANAGEMENT'S DISCUSSION OF OPERATIONS
                -----------------------------------------------



     Results of Operations:
     ---------------------


          Primarily as a result of $8,497,000 of realized gains from the sale of assets in 1994, net income for the three-month and nine-month periods ended September 30, 1995 decreased by $8,638,000 and $8,133,000, respectively, as compared with net income for the three-month and nine-month periods ended September 30, 1994. The three and nine-month periods ended September 30, 1994 also included $321,000 and $759,000 of other income, respectively, from nonrecurring sources. In addition, the nine-month period ended September 30, 1994 included $642,000 of charges relating to writedowns to net realizable value of property held for sale.

          Income for the three-month and nine-month periods ended September 30, 1995 would have reflected increases of $180,000 and $482,000, respectively, as compared with income, net of the effects of the items described above, for the three-month and nine-month periods ended September 30, 1994. For both the three-month and the nine-month periods ended September 30, 1995, the increases were due to an increase in earnings from the hotel operations and decreases in interest and depreciation expenses. This was partially offset by a decrease in lease revenues and, for the nine-month period only, an increase in general and administrative expenses. The decrease in lease revenues of $566,000 was attributable to the sale in November 1994 of properties leased to Mid-Continent Bottlers, Inc. ("Mid-Continent") which had contributed 22% of lease revenues for the comparable 1994 period.
     Lease revenues in the 1995 periods benefitted from the 1994 lease modification with Advanced Systems Applications, Inc. ("ASA") which contributed an additional $217,000 and $650,000 to lease revenues for the current year's three-month and nine-month periods. Interest expense decreased due to the satisfaction of the Mid-Continent mortgage loan in connection with the sale of the properties, the payoff of the mortgage loans on the properties leased to KSG, Inc., AutoZone, Inc., NYNEX Corporation and The Gap Inc. and the prepayment of a portion of the ASA mortgage loan balance during the fourth quarter of 1994. Such decreases were offset by higher interest expense of $232,000 on the mortgage loan on the hotel property and on the Partnership's note payable, both of which are variable rate loans. Depreciation decreased due to the full depreciation in the fourth quarter of 1994 of certain furniture, fixtures and equipment at the hotel property. General and administrative expenses increased for the nine-month period primarily as a result of the increase in state income and franchise taxes for several states incurred at the partnership level.

          Hotel operating income increased by 24% for the comparable nine-month period as the result of a strong occupancy rate, which increased 3% to 79%, a 9% increase in the average room rate and an increase in banquet and meeting room revenues. The increase in the occupancy and the ability to increase the average room rate reflects improvements in the overall economy of the Detroit Metropolitan area. It is anticipated that future operating results of the hotel will be affected by fluctuations in the regional economy. Earnings from the food service operation were stable with the operation sustaining the increase that was attained in 1994. Historically, the earnings for the third quarter from the food service operation report a loss as the business is seasonal in nature with the greatest portion of earnings realized in the first quarter. Management expects to either incur a moderate loss or break even on food service operations during the fourth quarter.

                        CORPORATE PROPERTY ASSOCIATES 7
                       - a California limited partnership


           Item 2. - MANAGEMENT'S DISCUSSION OF OPERATIONS, Continued
           ----------------------------------------------------------



     Financial Condition:
     -------------------

          Other than paying a special distribution of $6,860,000 in the first quarter of 1995, there has been no material change in the Partnership's financial condition since December 31, 1994. This distribution was from the proceeds of the sale of the Mid-Continent properties in 1994 and represented a return of capital of $150 per Limited Partner Unit, 15% of the original cost of a Limited Partner Unit. The Partnership's cash flow from operating activities of $3,845,000 was sufficient to pay $2,715,000 of quarterly distributions to partners and the Partnership's scheduled mortgage principal payment installments of $1,115,000. The Partnership is currently committed to retaining the hotel's affiliation with Holiday Inn as a franchisee. As a result of successful discussions with Holiday Inn, the Partnership's hotel property will not be required to make any additional improvements in order to comply with the Holiday Inn's core modernization plan. Included in other assets on the accompanying consolidated balance sheet at September 30, 1995, is a furniture, fixture and equipment reserve account of $313,000 which is available for funding necessary improvements or purchases of furniture, fixtures and equipment at the hotel operation. The reserve account is funded by allocating 3% of hotel revenues to the reserve account and the Partnership does not anticipate utilizing any funds in excess of amounts set aside in the reserve amount to fund any replacements of furniture, fixtures and equipment within the next twelve months.

          A balloon payment of $3,871,000 will be due in December 1995 on two mortgage loans collateralized by the food service facility. The Partnership has the option of extending the loans if it elects to make a partial prepayment of $600,000. The Partnership currently has the cash reserves to fund this payment if it elects to extend the loan.

                        CORPORATE PROPERTY ASSOCIATES 7
                       - a California limited partnership



                                    PART II
                                    -------



     Item 6. - EXHIBITS AND REPORTS ON FORM 8-K
     ------------------------------------------

          (a)   Exhibits:

                None

          (b)   Reports on Form 8-K:

                    During the quarter ended September 30, 1995 the Partnership was not required to file any reports on Form 8-K.

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



             11/10/95            By:      /s/ Claude Fernandez
           --------------                ------------------------------
             Date                        Claude Fernandez
                                         Executive Vice President and
                                         Chief Administrative Officer
                                         (Principal Financial Officer)



             11/10/95            By:      /s/ Michael D. Roberts
           --------------                -------------------------------
             Date                        Michael D. Roberts
                                         First Vice President and Controller
                                         (Principal Accounting Officer)