Form 10-K405
period 1995-12-31
CORPORATE PROPERTY ASSOCIATES 7
filed 1996-04-02
CIK 789459

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K


(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the quarterly period ended                 DECEMBER 31, 1995
                              --------------------------------------------------
                                      or
[ ] TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                        to
                              ------------------------  ------------------------

Commission file number                              0-15778
                      ----------------------------------------------------------

       CORPORATE PROPERTY ASSOCIATES 7, a California limited partnership
- --------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

       CALIFORNIA                                      13-3327950
- --------------------------------------------------------------------------------
(State or other jurisdiction of                (I.R.S. Employer Identification
incorporation or organization)                   No.)

         50 ROCKEFELLER PLAZA, NEW YORK, NEW YORK               10020
- --------------------------------------------------------------------------------
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code     (212) 492-1100
                                                  ------------------------------

Securities registered pursuant to Section 12(b) of the Act:

    Title of each class               Name of each exchange on which registered

                NONE                                       NONE
- ----------------------------------     ----------------------------------------

- ----------------------------------     ----------------------------------------

          Securities registered pursuant to Section 12(g) of the Act:

                           LIMITED PARTNERSHIP UNITS
- --------------------------------------------------------------------------------
                               (Title of Class)

                               (Title of Class)
  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                                             [X] Yes           [_]  No

  Indicate by check mark if disclosure of deliquent filers pursuant to Item 405 of Regulation S-K ((S) 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

  Aggregate market value of the voting stock held by non-affiliates of
Registrant: There is no active market for Limited Partnership Units.

                                    PART I
                                    ------
Item 1.  Business.
         ---------

          Registrant is engaged in the business of investing in commercial and industrial real estate properties which are net leased to commercial and industrial entities. Registrant was organized as a California limited partnership on February 3, 1986. The General Partners of Registrant are Seventh Carey Corporate Property, Inc. (the "Corporate General Partner"), a Delaware corporation, and William Polk Carey (the "Individual General Partner"). The Corporate General Partner is 79.9% owned by W. P. Carey & Co., Inc. ("W.P. Carey") and 20.1% owned by the Individual General Partner. Affiliates of the Corporate General Partner and the Individual General Partner are also the General Partners of affiliates of Registrant, Corporate Property Associates ("CPA(R):1"), Corporate Property Associates 2 ("CPA(R):2"), Corporate Property Associates 3 ("CPA(R):3"), Corporate Property Associates 4, a California limited partnership ("CPA(R):4"), Corporate Property Associates 5 ("CPA(R):5"), Corporate Property Associates 6 - a California limited partnership ("CPA(R):6"), Corporate Property Associates 8, L.P., a Delaware limited partnership ("CPA(R):8"), Corporate Property Associates 9, L.P., a Delaware limited partnership ("CPA(R):9"), and the advisor of Corporate Property Associates 10 Incorporated ("CPA(R):10"), Carey Institutional Properties Incorporated ("CIP(TM)") and Corporate Property Associates 12 Incorporated ("CPA(R):12"). Jupiter Food Service, Inc. is a wholly-owned subsidiary of Registrant. Registrant has a management agreement with Carey Property Management Company ("Carey Management"), a division of W.P. Carey. According to the terms of this agreement, Carey Management performs a variety of management services for Registrant. Registrant has entered into an agreement with Fifth Rock L.P., an affiliate, for the purpose of leasing office space. Reference is made to the Prospectus of Registrant dated April 25, 1986 filed pursuant to Rule 424(b), as supplemented by Supplements dated September 2, 1986, December 18, 1986, March 30, 1987, April 27, 1987 and July 14, 1987 under the Securities Act of 1933 and such Prospectus and such Supplements are incorporated herein by reference (said Prospectus, as so supplemented, is hereinafter called the "Prospectus").

          Registrant has two industry segments, the investment in and the leasing of industrial and commercial real estate and the operation of a hotel business which was assumed subsequent to a lease termination. As described hereafter, Registrant sold its food service operation in December 1995. By assuming the operation of the hotel business, Management is seeking to preserve the value of the underlying investment while generating a contribution to Registrant's cash flow. See Selected Financial Data in Item 6 and Management's Discussion and Analysis in Item 7 for a summary of Registrant's operations. Also see the material contained in the Prospectus under the heading INVESTMENT OBJECTIVES AND POLICIES.

          The properties owned by Registrant are described in Item 2. Registrant's net proceeds from the public offering, less a working capital reserve, have been fully invested in net leased commercial and industrial real estate (except as described above) since March 31, 1989, the date of Registrant's final real estate acquisition.

          For the year ended December 31, 1995, revenues from property occupied by lease obligors which accounted for 10% or more of the revenues of the industrial and commercial real estate segment of Registrant were as follows:
Advanced System Applications, Inc. ("ASA") 24%, The Gap, Inc., 14%; KSG, Inc. ("KSG") 13% and Sybron Acquisition Company ("Sybron") 13%. No other property owned by Registrant accounted for 10% or more of its total leasing revenue during 1995. Revenues from the industrial and commercial real estate segment represent approximately 55% of total revenues. For the year ended December 31, 1995, revenue for the hotel business segment was $5,411,000 (approximately 44% of total revenues). See Note 9 to the Consolidated Financial Statements in Item 8.
          Except for the properties in which Registrant operates a hotel business and a property formerly leased to NVRyan L.P. ("NVRyan") which is vacant, substantially all of Registrant's properties are leased to corporate tenants under net leases. A net lease generally requires tenants to pay all operating expenses relating to the leased properties including maintenance, real estate taxes, insurance and utilities which under other forms of leases are often paid by the lessor. Lessees are required to include Registrant as an additional insured party on all insurance policies relating to the leased properties. In addition, substantially all of the net leases include indemnification provisions which require the lessees to indemnify Registrant and the General Partners for liabilities on all matters related to the leased properties. Registrant believes that the insurance and indemnity provided on its behalf by its lessees provides adequate coverage for property damage and any liability claims which may arise against Registrant's ownership interests. In addition to the insurance and indemnification provisions of the leases, Registrant has contingent property and liability insurance on its leased properties and primary property and liability coverages on the properties operated by Registrant which Management believes to be adequate. To the extent that any lessees are not financially able to satisfy indemnification obligations which exceed insurance reimbursements, Registrant may incur the costs necessary to repair property and settle liabilities.

          Three of Registrant's lessees have purchase options which are exercisable as follows: 1997 - KSG, Inc. and Swiss M-Tex, L.P. ("M-Tex") and 1998 - Sybron. The purchase options are all exercisable at the higher of (i) the Partnership's purchase cost for the properties and any prepayment charge that Registrant would incur in paying off the mortgage loans on the properties or
(ii) the fair market values of the properties as encumbered by their leases. In the event that both options are exercised in 1997, Registrant would expect to receive proceeds, net of the amount necessary to pay off the M-Tex mortgage loan of no less than $6,138,000. If the properties are sold, annual cash flow would be reduced by approximately $1,056,000.

          As Registrant's objective has been to invest in properties which are occupied by a single corporate tenant subject to long-term net leases with such lease obligation backed by the credit of the corporate lessee, Registrant's properties are not generally subject to competitive conditions of local and regional real estate markets. In selecting its real estate investments, Registrant's strategy has been to identify properties which included operations judged to be of material importance to the lessee so that the lessee may be more likely to extend its lease beyond the initial term. Because Registrant may be affected by the financial conditions of its lessees rather than the competitive conditions of the real estate marketplace, Registrant's strategy has been to diversify its investments among tenants, property types and industries in addition to achieving geographical diversification. Registrant has not been fully insulated from the competitive conditions of the real estate market due to the termination of its master lease with Yellow Front Stores, Inc. ("Yellow Front") in 1990 and the restructuring of the NVRyan lease in 1993 as discussed below. Since September 1993, two of the four NVRyan properties have been sold and one of the remaining two properties is leased. Four of Registrant's leases are scheduled to expire within the next five years; however, Registrant's other leases generally do not expire until after 2000. Registrant's operation of a hotel is more strongly affected by both increasing competition and economic conditions. The hotel's occupancy rate for 1995 and 1994, was 77% and 75%, respectively.

          As described above, lessees retain the obligation for the operating expenses of their leased properties so that, other than rental income, there are no significant operating data reportable on Registrant's leased properties. Current rental income is reported in Note 9 to the Financial Statements in Item
8. As discussed in Registrant's Management's Discussion and Analysis in Item 7, Registrant's leases generally provide for periodic rent increases which are either stated and negotiated at the inception of the lease or based on formulas indexed to increases in the Consumer Price Index. The initial terms of Registrant's leases are scheduled to expire between 1996 and 2014. Except for leases to tenants of properties formerly leased to Yellow Front, NVRyan and ASA, no initial term will expire until 2003. Leases generally include renewal terms at the option of the tenant which renewals are 5 or 10 years per renewal term.

          On December 20, 1995, Registrant sold the food service facility in Jupiter, Florida for $4,140,000, at which it operated a restaurant. In connection with the sale, it satisfied the two mortgage note obligations on the property. In January 1994, the terms of the loan collateralized by the property were modified by dividing the loan into two notes with balances of $2,700,000 ("Note A") and $1,082,883 ("Note B"), respectively. Under the modification, interest and principal payments on Note B were deferred. In accordance with the terms of the 1994 loan modification agreement, the $1,082,883 balance of Note B plus accrued interest thereon was forgiven upon payment of Note A. The Partnership used a portion of the sales proceeds to payoff the $2,603,000 balance of Note A.

          Subsequent to December 31, 1995, Registrant has:

          (i) on January 31, 1996, together with CPA(R):8 entered into a lease with the United States Postal Service (the "Postal Service"). In July 1994 Registrant and CPA(R):8 entered into a lease modification agreement with ASA which allows ASA to terminate its lease for the Bloomingdale, Illinois property in June 1997 instead of June 2003. Registrant and CPA(R):8 own the ASA property as tenants-in-common with 33.64% and 66.36% ownership interests, respectively. Under the modification agreement, annual rent increased to $5,200,000 (of which the Partnership's share is $1,749,280) from $1,850,000 (of which Registrant's share was $622,340). In consenting to the modification, the mortgage lender required that the mortgage loan payments be substantially increased so that the loan fully amortized on March 1, 1996. Although ASA is obligated to make its lease payments through June 1997, it is in the process of vacating the property. To the extent that Registrant and CPA(R):8 enter into new leases for any vacated space, ASA is entitled to one-third of all rentals received, net of any landlord costs, during the remaining term of its lease. The Postal Service lease for a portion of the property in Bloomingdale, Illinois, has a 10-year term commencing May 1, 1996 with annual rentals of $722,800 (of which Registrant's share will be $243,150), increasing to $822,800 after 5 years. Registrant and CPA(R):8 retain the obligation to provide maintenance and support services to the lessee. The lease provides for rent escalations in 1998 based on increases in certain operating costs incurred by Registrant and CPA(R):8. In addition, the Postal Service will reimburse Registrant and CPA(R):8 for a portion of real estate taxes on the property based on the area it occupies. The lease also provides the Postal Service an option to terminate the lease after 5 years. As more space is vacated by ASA, the Postal Service has a right of first refusal for such space. Registrant and CPA(R):8 will provide the Postal Service a tenant improvement allowance of up to $600,000 (of which the Partnership's share is $201,840).

         (ii) on February 12, 1996, sold a property located in Denham Springs, Louisiana and leased to AutoZone, Inc. ("AutoZone") for $431,779 net of costs. AutoZone's lease allows it to purchase back those leased retail stores it judges to be uneconomical. On February 14, 1996, Registrant sold its property in Monte Vista, Colorado for $186,090, net of costs. Solely as a result of the sales, Registrant's annual cash flow will decrease by approximately $61,000.

          In connection with the purchase of its properties, Registrant required sellers of such properties to perform environmental reviews. Management believes, based on the results of such reviews, that Registrant's properties were in substantial compliance with Federal and state environmental statutes at the time properties were acquired. However, portions of certain properties have been subject to a limited degree of contamination, principally in connection with either leakage from underground storage tanks or surface spills from facility activities. In most instances where contamination has been identified, tenants are actively engaged in the remediation process and addressing identified conditions. Tenants are generally subject to environmental statutes and regulations regarding the discharge of hazardous materials and any related remediation obligations. In addition, Registrant's leases generally require tenants to indemnify Registrant from all liabilities and losses related to the leased properties. Accordingly, Management believes that the ultimate resolution of environmental matters will not have a material adverse effect on Registrant's financial condition, liquidity or results of operations.

          Registrant does not have any employees. The Corporate General Partner of Registrant together with its affiliates employ twelve individuals who perform accounting, secretarial and transfer services for Registrant. Gemisys, Inc. performs certain transfer services for Registrant and The Bank of New York performs certain banking services for Registrant. In addition, Registrant has entered into an agreement with Carey Management pursuant to which Carey Management provides certain management services to Registrant. Carey Management has substantially the same officers as the Corporate General Partner. In February 1995, Registrant engaged American General Hospitality Corp., a hotel management company, to manage Registrant's hotel operation.

Item 2.  Properties:
         ----------


      LEASE                                                      TYPE OF OWNERSHIP
    OBLIGOR              TYPE OF PROPERTY    LOCATION            INTEREST
- -----------------------  ------------------  ------------------  ------------------------

NYNEX                    Office and Service  Milton, Vermont     Ownership of land
                         Facility                                and building

THE GAP, INC.            Distribution        Erlanger, Kentucky  Ownership of land
                         Center                                  and building

SWISS M-TEX, L.P.        Manufacturing       Travelers Rest      Ownership of land
                         Facilities          and Liberty,        and buildings (1)
                                             South Carolina

KSG, INC.                Manufacturing,      Hazelwood,          Ownership of land
                         Warehouse and       Missouri            and building
                         Distribution
                          Facility
      (2)                Hotel Complex       Livonia,            Ownership of a
                                             Michigan            65.5172% interest
                                                                 in land and building (1)

AUTOZONE, INC.           Retail Stores       Pensacola (3),      Ownership of land
                                             Panama City and     and buildings,
                                             Jacksonville,       except as noted
                                             Florida;
                                             Baton Rouge-2 (3),
                                             and Hammond
                                             Louisiana;
                                             St. Peters-2,
                                             Michigan;
                                             Shelby, Kannapolis (3),
                                             and Morgantown (3),
                                             North Carolina;
                                             East Ridge (3) and
                                             Knoxville (3),
                                             Tennessee

Various Lease           Retail Stores        Scottsdale, Casa      Ownership of land
Obligors including                           Grande, Apache        and buildings
NORTHERN AUTOMOTIVE,                         Junction, Glendale
INC.                                         and Mesa, Arizona;
                                             Silver City, New Mexico;
                                             Denver and Monte Vista,
                                             Colorado;
                                             Colville, Washington

WINN DIXIE              Retail Store         Bay Minette,          Ownership of a
STORES, INC.                                 Alabama               building and a
                                                                   leasehold interest
                                                                   in land (1)


LEASE                                                              TYPE OF OWNERSHIP
OBLIGOR                   TYPE OF PROPERTY         LOCATION             INTEREST
- -----------------------  -------------------  ------------------  --------------------

ADVANCED SYSTEM          Office Building      Bloomingdale,       Ownership of a
APPLICATIONS, INC.                            Illinois            33.64% interest in
and the UNITED STATES                                             land and building
POSTAL SERVICE
SYBRON ACQUISITION       Office and           Romulus, Michigan;  Ownership of a
COMPANY                  Manufacturing        Dubuque, Iowa;      24.74% interest in
                         Facilities           Portsmouth,         land and buildings
                                              New Hampshire;      (1)
                                              Penfield, New York;
                                              Glendora,
                                              California

NVRYAN L.P.              Manufacturing        Thurmont,           Ownership of a
                         Facilities           Maryland and        37.037% interest in
                                              Farmington,         land and buildings
                                              New York
HOTEL CORPORATION        Hotel Complex        Topeka,             50% ownership of a
OF AMERICA                                    Kansas              limited partnership
                                                                  which owns land and
                                                                  building (1)

ALLIED PLYWOOD,          Manufacturing        Manassas,           Ownership of a
INC.                     Facility             Virginia            37.037% interest in
                                                                  land and buildings

      (4)                Manufacturing        Fredricksburg,      Ownership of a
                         Facility             Virginia            37.037% interest in
                                                                  land and building

(1) These properties are encumbered by mortgage notes payable.
(2) These properties are operated by Registrant.
(3) Ownership of building with ground lease of land.
(4) This property is vacant.

      The material terms of Registrant's leases with its significant tenants are summarized in the following table:

                             Partnership's
                                 Share                      Current       Lease                             Terms of
Lease                         of Current          Square    Rent Per   Expiration   Renewal   Ownership     Purchase       Gross
Obligor                      Annual Rents        Footage   Sq.Ft.(1)    (Mo/Year)    Terms     Interest      Option       Costs (2)
- ---------------------------  -------------      --------   ----------  -----------  -------  ------------  ----------    -----------

The Gap,                      $  927,568       $362,750     $ 2.56        2/03       YES         100%      The           $8,809,212
Inc.                                                                                                       greater of
                                                                                                           fair market
                                                                                                           value or
                                                                                                           $8,776,600.

KSG, Inc.                        832,566  (4)   148,100       5.62           3/12   YES          100%      The greater of 4,698,024
                                                                                                           fair market
                                                                                                           value or
                                                                                                           $4,697,920.

Sybron                           819,162        705,900       4.69          12/13   YES      24.74%        The Greater of 6,246,319
Acquisition                                                                                  Interest;     fair market
Corp.                                                                                        remaining     value or
                                                                                             interest      $6,212,214
                                                                                             owned by      and any
                                                                                             Corporate     prepayment
                                                                                             Property      premium. (3)
                                                                                             Associates
                                                                                             8("CPA(R):8")

Swiss                            546,095  (4)   195,193       2.80           8/07   YES      100%          For the        4,673,579
M-Tex,                                                                                                     Travelers
L.P.                                                                                                       Rest property
                                                                                                           only: The
                                                                                                           greater of
                                                                                                           fair market value
                                                                                                           or $4,800,000 and
                                                                                                           any prepayment
                                                                                                           premium.

NVRyan,                          245,235        179,741       3.68           3/14   YES      37.037%       N/A            1,992,501
L.P.                                                                                         Interest;
                                                                                             remaining
                                                                                             interest
                                                                                             owned by
                                                                                             CPA(R):8

AutoZone,                        393,598         70,425       5.59     10/03-8/12   YES      NO            N/A            3,798,857
Inc.

Advanced
System                         1,749,000        116,000      44.82           6/97   YES      33.64%        N/A            5,508,940
Applications,                                                                                Interest;
Inc.                                                                                         remaining
                                                                                             interest
                                                                                             owned by
                                                                                             CPA(R):8

NYNEX                            215,600         30,624       7.04           2/03   YES      100%          Fair           2,255,276
                                                                                                           market
                                                                                                           value.




(1) Represents rate for rent per square foot when combined with rents applicable to tenants-in-common.
(2) Includes original cost of investment and net increases or decreases to net investment subsequent to purchase.
(3) Each of the five properties is subject to a separate purchase option.
    Amount presented represents aggregate for all options.
(4) A portion of rent is variable based on changes in debt service requirements on the mortgage loan.

   The material terms on the mortgage debt of Registrant's properties are summarized in the following table:

                                                   Mortgage
                              Annual Interest      Balance     Annual Debt  Maturity    Estimated Payment
    Lease Obligor                    Rate          12/31/95      Service      Date      Due at Maturity    Prepayment Provisions
- ---------------------------   ----------------    ----------   -----------  --------   -----------------  ------------------------
     Sybron
     Acquistion
     Company                      11.25%          $3,605,415    $467,106     01/01/99       $3,387,000    Loan may be prepaid in
                                                                                                          full or in part (in
                                                                                                          multiples of $100,000)
                                                                                                          with a prepayment
                                                                                                          premium based on U.S.
                                                                                                          Treasury yields.

Hotel Corporation
of America                         7.75            1,795,040(1)  168,193(1)  09/27/03      1,489,000(1)
                                   6.75            2,562,292(1)  198,940(1)  10/01/03      2,109,167(1)

Swiss M-Tex, L.P.                  9.50(2)         1,807,212     270,000     09/05/97      1,652,000      Loan may be prepaid
                                                                                                          without a prepayment
                                                                                                          premium.

      (4)                         9.406(3)         5,025,537     531,100     11/15/97      4,923,000      Loan may be prepaid
                                                                                                          without a prepayment
                                                                                                          premium.
Winn-Dixie
Stores, Inc.                      9.22             1,000,000      92,200     09/01/96      1,000,000      Prepayable in full with
                                                                                                          a premium pursuant to a
                                                                                                          formula based on U.S.
                                                                                                          Treasury yields.

(1) Represents proportional amount from 50% interest in limited partnership holding such mortgage debts.
(2) Variable rate based on the Prime Rate.
(3) Variable rate based on London Inter-Bank Offered Rate.
(4) Operated by Registrant.

Item 3.    Legal Proceedings.
           ------------------

          As of the date hereof, Registrant is not a party to any material pending legal proceedings.



Item 4.    Submission of Matters to a Vote of Security Holders.
           ----------------------------------------------------

          No matter was submitted during the fourth quarter of the year ended December 31, 1995 to a vote of security holders, through the solicitation of proxies or otherwise.



                                    PART II
                                    -------

Item 5.    Market for Registrant's Common Equity and Related
           -------------------------------------------------
                Stockholder Matters.
                --------------------

          Information with respect to Registrant's common equity is hereby incorporated by reference to page 30 of Registrant's Annual Report contained in Appendix A.

Item 6.    Selected Financial Data.
           ------------------------

          Selected Financial Data are hereby incorporated by reference to page 1 of Registrant's Annual Report contained in Appendix A.



Item 7.    Management's Discussion and Analysis of Financial Condition
           -----------------------------------------------------------
                and Results of Operations.
                --------------------------
          Management's Discussion and Analysis are hereby incorporated by reference to pages 2 to 5 of Registrant's Annual Report contained in Appendix A.


Item 8.    Consolidated Financial Statements and Supplementary Data.
           ---------------------------------------------------------

          The following financial statements and supplementary data are hereby incorporated by reference to pages 6 to 23 of Registrant's Annual Report contained in Appendix A:

   (i) Report of Independent Accountants.
  (ii) Consolidated Balance Sheets as of December 31, 1994 and 1995.
 (iii) Consolidated Statements of Income for the years ended December 31,
       1993, 1994 and 1995.
  (iv) Consolidated Statements of Partners' Capital for the years ended December 31, 1993, 1994 and 1995.
   (v) Consolidated Statements of Cash Flows for the years ended December 31, 1993, 1994 and 1995.
  (vi) Notes to Consolidated Financial Statements.

Item 9.    Disagreements on Accounting and Financial Disclosure.
           -----------------------------------------------------

          NONE

                                   PART III
                                   --------

Item 10.  Directors and Executive Officers of the Registrant.
          ---------------------------------------------------


          Registrant has no directors or officers. The directors and executive officers of the Corporate General Partner are as follows:

                                                                                                    Has Served as a
                                                                                                    Director and/or
     Name                                                Age  Positions Held                        Officer Since (1)
- -------------------------------------------------------  ---  ------------------------------------  ----------------
William Polk Carey                                        65  Chairman of the Board                             2/86
                                                              Director
Francis J. Carey                                          70  President                                         2/86
                                                              Director
George E. Stoddard                                        79  Chairman of the Investment Committee              2/86
                                                              Director
Raymond S. Clark                                          82  Chairman of the Executive Committee               2/86
                                                              Director
Madelon DeVoe Talley                                      64  Vice Chairman of the Board                        2/86
                                                              Director
Stephen H. Hamrick                                        44  Director                                          2/86
Barclay G. Jones III                                      35  Executive Vice President                          2/86
                                                              Director
Lawrence R. Klein                                         75  Chairman of the Economic Policy                   2/86
                                                              Committee
                                                              Director
Claude Fernandez                                          43  Executive Vice President                          2/86
                                                              Chief Administrative Officer
Howard J. Altmann                                         32  Senior Vice President                             8/90
H. Augustus Carey                                         38  Senior Vice President                             8/88
John J. Park                                              31  Senior Vice President                             7/91
                                                              Treasurer
Michael D. Roberts                                        44  First Vice President                              4/89
                                                              Controller



(1) Each officer and director of the Corporate General Partner will hold office until the next annual meeting of the Board of Directors and thereafter until his successor shall have been elected and shall have qualified or until his prior death, resignation or removal.



    William Polk Carey and Francis J. Carey are brothers and Raymond S. Clark is their brother-in-law. H. Augustus Carey is the nephew of William Polk Carey and Raymond S. Clark and the son of Francis J. Carey.

          A description of the business experience of each officer and director of the Corporate General Partner is set forth below:

          William Polk Carey, Chairman and Chief Executive Officer, has been active in lease financing since 1959 and a specialist in net leasing of corporate real estate property since 1964. Before founding W.P. Carey & Co., Inc. ("W.P. Carey") in 1973, he served as Chairman of the Executive Committee of Hubbard,

Westervelt & Mottelay (now Merrill Lynch Hubbard), head of Real Estate and Equipment Financing at Loeb Rhoades & Co. (now Lehman Brothers), head of Real Estate and Private Placements, Director of Corporate Finance and Vice Chairman of the Investment Banking Board of duPont Glore Forgan Inc. A graduate of the University of Pennsylvania's Wharton School of Finance, Mr. Carey is a Governor of the National Association of Real Estate Investment Trusts (NAREIT). He also serves on the boards of The Johns Hopkins University and its medical school, The James A. Baker III Institute for Public Policy at Rice University, and other educational and philanthropic institutions. He founded the Visiting Committee to the Economics Department of the University of Pennsylvania and co-founded with Dr. Lawrence R. Klein the Economics Research Institute at that university.

          Francis J. Carey was elected President and a Managing Director of W.P. Carey in April 1987, having served as a Director since its founding in 1973. He served as a member of the Executive Committee and Board of Managers of the Western Savings Bank of Philadelphia from 1972 until its takeover by another bank in 1982 and is former chairman of the Real Property, Probate and Trust Section of the Pennsylvania Bar Association. Mr. Carey served as a member of the Board of Overseers of the School of Arts and Sciences of the University of Pennsylvania from 1983 through 1990 and has served as a member of the Board of Trustees of the Investment Program Association since 1990. From April 1987 until August 1992, he served as counsel to Reed Smith Shaw & McClay, counsel for Registrant, the General Partners, the CPA(R) Partnerships and W.P. Carey and some of its affiliates. A real estate lawyer of more than 30 years' experience, he holds A.B. and J.D. degrees from the University of Pennsylvania.

          George E. Stoddard, Chief Investment Officer, was until 1979 head of the bond department of The Equitable Life Assurance Society of the United States, with responsibility for all activities related to Equitable's portfolio of corporate investments acquired through direct negotiation. Mr. Stoddard was associated with Equitable for over 30 years. He holds an A.B. degree from Brigham Young University, an M.B.A. from Harvard Business School and an LL.B. from Fordham University Law School.

          Raymond S. Clark is former President and Chief Executive Officer of the Canton Company of Baltimore and the Canton Railroad Company. A graduate of Harvard College and Yale Law School, he is presently a Director and Chairman of the Executive Committee of W.P. Carey and served as Chairman of the Board of W.P. Carey from its founding in 1973 until 1982. He is past Chairman of the Maryland Industrial Development Financing Authority.

          Madelon DeVoe Talley, Vice Chairman, is a member of the New York State Controller's Investment Committee, a Commissioner of the Port Authority of New York and New Jersey, former CIO of New York State Common Retirement Fund and New York State Teachers Retirement System. She also served as a managing director of Rothschild, Inc. and as the President of its asset management division. Besides her duties at W.P. Carey, Mrs. Talley is also a former Governor of the N.A.S.D. and a director of Biocraft Laboratories, a New York Stock Exchange company. She is an alumna of Sarah Lawrence College and the graduate school of International Affairs at Columbia University.

          Stephen H. Hamrick is the former Executive Vice President and Managing Director of Wall Street Investor Services where he completed the sale and turnaround of its bank based brokerage business. Previously, he served six years as the Director of Private Investments for PaineWebber Incorporated. From 1975 until joining PaineWebber in 1988, Mr. Hamrick was associated with E.F. Hutton & Company (and the successor firm Shearson Lehman Hutton Inc.), where he held the position of First Vice President and National Director of Private Placements. Mr. Hamrick is a former Chairman of the Securities Industry Association's Direct Investment Committee and the Investment Program Association. He is a Certified Financial Planner and was graduated with degrees in English and Economics from Duke University.

          Barclay G. Jones III, Executive Vice President, Managing Director, and co-head of the Investment Department. Mr. Jones joined W.P. Carey as Assistant to the President in July 1982 after his graduation from the Wharton School of the University of Pennsylvania, where he majored in Finance and Economics. He was elected to the Board of Directors of W.P. Carey in April 1992. Mr. Jones is also a Director of the Wharton Business School Club of New York.

          Lawrence R. Klein, Chairman of the Economic Policy Committee since 1984, is Benjamin Franklin Professor of Economics Emeritus at the University of Pennsylvania, having joined the faculty of Economics and the Wharton School in 1958. He holds earned degrees from the University of California at Berkeley and Massachusetts Institute of Technology and has been awarded the Nobel Prize in Economics as well as over 20 honorary degrees. Founder of Wharton Econometric Forecasting Associates, Inc., Dr. Klein has been counselor to various corporations, governments, and government agencies including the Federal Reserve Board and the President's Council of Economic Advisers.

          Claude Fernandez, Chief Administrative Officer, Managing Director, and Executive Vice President, joined W.P. Carey in 1983. Previously associated with Coldwell Banker, Inc. for two years and with Arthur Andersen & Co., he is a Certified Public Accountant. Mr. Fernandez received his B.S. degree in Accounting from New York University in 1975 and his M.B.A. in Finance from Columbia University Graduate School of Business in 1981.

          Howard J. Altmann, Senior Vice President, Investment Department, joined W.P. Carey in August 1990. He was a securities analyst at Goldman Sachs & Co. for the retail industry from 1986 to 1988. Mr. Altmann received his undergraduate degree in economics and finance from McGill University and his M.B.A. from the Stanford University Graduate School of Business.

          H. Augustus Carey, Senior Vice President, returned to W.P. Carey in 1988. Mr. Carey previously worked for W.P. Carey from 1979 to 1981 as Assistant to the President. Prior to rejoining W.P. Carey, Mr. Carey served as a loan officer of the North American Department of Kleinwort Benson Limited in London, England. He received an A.B. from Amherst College in 1979 and an M.Phil. in Management Studies from Oxford University in 1984. Mr. Carey is a trustee of the Oxford Management Centre Associates Council.

          John J. Park, Senior Vice President and Treasurer, joined W.P. Carey as an Investment Analyst in December 1987. Mr. Park received his undergraduate degree from Massachusetts Institute of Technology and his M.B.A. in Finance from New York University.

          Michael D. Roberts joined W. P. Carey as a Second Vice President and Assistant Controller in April 1989 and is currently First Vice President and Controller. Prior to joining W.P. Carey, Mr. Roberts was employed by Coopers & Lybrand, where he attained the title of audit manager. A certified public accountant, Mr. Roberts received a B.A. from Brandeis University and an M.B.A. from Northeastern University.

          The officers and directors of W.P. Carey are substantially the same as above.

Item 11.  Executive Compensation.
          -----------------------

          Under the Amended Agreement of Limited Partnership of Registrant (the "Agreement"), 5% of Distributable Cash From Operations, as defined, is payable to the Corporate General Partner and 1% of Distributable Cash From Operations is payable to the Individual General Partner. The Corporate General Partner's and the Individual General Partner's share of Distributable Cash From Operations from Registrant during the year ended December 31, 1995 was $178,780 and $104,353, respectively. As owner of 100 Limited Partnership Units, the Corporate General Partner received cash distributions of $22,425 during the year ended December 31, 1995. See Item 6 for the net income allocated to the General Partners under the Agreement. Registrant is not required to pay, and has not paid, any remuneration to the officers or directors of the Corporate General Partner, W.P. Carey or any other affiliate of Registrant during the year ended December 31, 1995.

          In the future, the Corporate General Partner will expect to receive 5% of Distributable Cash From Operations, the Individual General Partner will expect to receive 1% of Distributable Cash From Operations and each General Partner will continue to be allocated the same percentage of the profits and losses of Registrant as had been allocated in prior years. For a description of the subordinated interest of the Corporate General Partner and the Individual General Partner in Cash From Sales and Cash From Financings, reference is made to the materials contained in the Prospectus under the heading MANAGEMENT COMPENSATION.

Item 12.  Security Ownership of Certain Beneficial Owners and
          ---------------------------------------------------
               Management.
               -----------

          As of December 31, 1995, no person owned of record or was known by Registrant to own beneficially more than 5% of the Limited Partnership Units.

          The following table sets forth as of March 20, 1996 certain information as to the ownership by directors and executive officers of securities of Registrant:

                              NUMBER OF UNITS
                                  Name of          and Nature of          Percent
Title of Class                Beneficial Owner     Beneficial Ownership  of Class
- -------------------------  ----------------------  --------------------  ---------
Limited Partnership
  Units of Registrant      William Polk Carey (1)            110  UNITS       .24%
                           Francis J. Carey                   10              .02
                           Raymond S. Clark                   10              .02
                           George E. Stoddard
                           Madelon DeVoe Talley
                           Stephen H. Hamrick
                           Barclay G. Jones, III               4              .01
                           Lawrence R. Klein
                           Claude Fernandez
                           Howard J. Altmann
                           H. Augustus Carey                  20              .05
                           John J. Park
                           Michael D. Roberts                ---             -----
All executive officers
and directors as a
group (13 persons)                                           154  units       .34%
                                                             ===         ========


(1) As of March 20, 1996, the Corporate General Partner, Seventh Carey Corporate Property, Inc., owned 100 Limited Partnership Units of Registrant. William Polk Carey, the majority shareholder of the Corporate General Partner, is the beneficial owner of these Units.


          There exists no arrangement, known to Registrant, the operation of which may at a subsequent date result in a change of control of Registrant.


Item 13.  Certain Relationships and Related Transactions.
          -----------------------------------------------

          For a description of transactions and business relationships between Registrant and its affiliates and their directors and officers, see Notes 2 and 3 to the Consolidated Financial Statements in Item 8. Michael B. Pollack, First Vice President and Secretary of the Corporate General Partner, is a partner of Reed Smith Shaw & McClay which is engaged to perform legal services for Registrant.

          No officer or director of the Corporate General Partner, W.P. Carey or any other affiliate of Registrant or any member of the immediate family or associated organization of any such officer or director was indebted to Registrant at any time since the beginning of Registrant's last fiscal year.

                                    PART IV
                                    -------

Item 14.  Exhibits, Financial Statement Schedules and Reports on
          ------------------------------------------------------
                  Form 8-K
                  --------


  (a)     1.  Consolidated Financial Statements:
              ----------------------------------

          The following consolidated financial statements are filed as a part of this Report:

Report of Independent Accountants.

Consolidated Balance Sheets, December 31, 1994 and 1995.

Consolidated Statements of Income for the years ended December 31, 1993, 1994 and 1995.

Consolidated Statements of Partners' Capital for the years ended December 31, 1993, 1994 and 1995.

Consolidated Statements of Cash Flows for the years ended December 31, 1993, 1994 and 1995.

Notes to Consolidated Financial Statements.

  The financial statements are hereby incorporated by reference to pages 6 to 23 of Registrant's Annual Report contained in Appendix A.



  (a)     2.  Financial Statement Schedule:
              -----------------------------

          The following schedule is filed as a part of this Report:

Schedule III -Real Estate and Accumulated Depreciation as of December 31, 1995.

Notes to Schedule III.

Schedule III and notes thereto are hereby incorporated by reference to pages 24 to 27 of Registrant's Annual Report contained in Appendix A.



                     Financial Statement Schedules other than those listed above are omitted because the required information is given in the Consolidated Financial Statements, including the Notes thereto, or because the conditions requiring their filing do not exist.

  (a)     3.  Exhibits:
              ---------

          The following exhibits are filed as part of this Report. Documents other than those designated as being filed herewith are incorporated herein by reference.

Exhibit                                                               Method of
  No.                            Description                           Filing
- --------------  ---------------------------------------------  -----------------------

   3.1          Amended agreement of Limited Partnership       Exhibit to Registration
                of Registrant dated as of April 10, 1986.      Statement (Form S-11)
                                                               No. 33-3213

   4.1          Mortgage and Security Agreement dated as       Exhibit 4.1 to Form 8-K
                of December 9, 1986 between the Registrant,    dated December 24, 1986
                as Mortgagor, and NCNB National Bank of
                Florida ("NCNB") as Mortgagee.

   4.2          $4,000,000 Promissory Note dated December      Exhibit 4.2 to Form 8-K
                11, 1986 between the Registrant, as Maker,     dated December 24, 1986
                and NCNB, as Payee.

   4.3          Assignment of Leases and Rents and Consent     Exhibit 4.3 to Form 8-K
                of Lessee dated as of December 9, 1986 from    dated December 24, 1986
                Registrant, as Assignor, in favor of NCNB,
                as Assignee.

   4.4          Assignment of Lien on HL Associates Limited's  Exhibit 4.4 to Form 8-K
                United States and Florida Trademarks and       dated December 24, 1986
                Service Marks dated as of December 9, 1986
                from Registrant, as Assignor, to NCNB, as
                Assignee.

   4.5          $7,500,000 Promissory Note dated               Filed as Exhibit 4.1
                December 31, 1986 from Registrant, as          to Registrant's
                Borrower, to Security Pacific, as              Form 8-K dated
                Lender.                                        January 14, 1987

   4.6          Term Loan and Security Agreement dated         Filed as Exhibit 4.2
                as of December 26, 1986 and effective          to Registrant's
                on December 31, 1986 between Registrant,       Form 8-K dated
                as Borrower, and Security Pacific Business     January 14, 1987
                Credit Inc. ("Security Pacific"), as
                Lender and Secured Party.

   4.7          First Mortgage dated as of December 26, 1986   Filed as Exhibit 4.3
                between Registrant, as Mortgagor, and          to Registrant's
                Security Pacific, as Mortgagee (for Cedar      Form 8-K dated
                Rapids, Iowa property).                        January 14, 1987



Exhibit                                                                 Method of
No.                                 Description                          Filing
- ------------------  --------------------------------------------  ---------------------

   4.8              First Mortgage dated as of December 26, 1986  Filed as Exhibit 4.4
                    between Registrant, as Mortgagor, and         to Registrant's
                    Security Pacific, as Mortgagee (for           Form 8-K dated
                    Davenport, Iowa property).                    January 14, 1987

   4.9              First Mortgage dated as of December 26, 1986  Filed as Exhibit 4.5
                    between Registrant, as Mortgagor, and         to Registrant's
                    Security Pacific, as Mortgagee, (for          Form 8-K dated
                    Des Moines, Iowa property).                   January 14, 1987

   4.10             First Mortgage dated as of December 26, 1986  Filed as Exhibit 4.6
                    between Registrant, as Mortgagor, and         to Registrant's
                    Security Pacific, as Mortgagee (for           Form 8-K dated
                    Dubuque, Iowa property).                      January 14, 1987

   4.11             Deed of Trust and Security Agreement dated    Filed as Exhibit 4.7
                    as of December 26, 1986 between Registrant,   to Registrant's
                    as Grantor, Marvin Young, Esquire, as         Form 8-K dated
                    Trustee, and Security Pacific, as             January 14, 1987
                    Beneficiary and Secured Party (for St.
                    Joseph, Missouri property).

   4.12             Deed of Trust and Security Agreement dated    Filed as Exhibit 4.8
                    as of December 26, 1986 between Registrant,   to Registrant's
                    as Grantor, Marvin Young, Esquire, as         Form 8-K dated
                    Trustee, and Security Pacific, as             January 14, 1987
                    Beneficiary and Secured Party (for
                    Hazelwood, Missouri property).

   4.13             Deed of Trust and Security Agreement dated    Filed as Exhibit 4.9
                    as of December 26, 1986 between Registrant,   to Registrant's
                    as Grantor, Stephen Nelson, Esquire, as       Form 8-K dated
                    Trustee, and Security Pacific, as             January 14, 1987
                    Beneficiary and Secured Party (for
                    Lincoln, Nebraska property).

   4.14             Deed of Trust and Security Agreement dated    Filed as Exhibit 4.10
                    as of December 26, 1986 between Registrant,   to Registrant's
                    as Grantor, Stephen Nelson, Esquire, as       Form 8-K dated
                    Trustee, and Security Pacific, as             January 14, 1987
                    Beneficiary and Secured Party (for
                    Omaha, Nebraska property).

   4.15             Assignment of Rents and Leases dated as       Filed as Exhibit 4.11
                    of December 26, 1986 from Registrant, as      to Registrant's
                    Assignor, to Security Pacific, as Assignee.   Form 8-K dated
                                                                  January 14, 1987

   4.16             Mortgage and Security Agreement dated as of   Filed as Exhibit 4.1
                    August 24, 1987 between Registrant, as        to Registrant's
                    Mortgagor, and NCNB, as Mortgagee.            Form 8-K dated
                `                                                 September 9, 1987



Exhibit                                                                      Method of
No.                                    Description                             Filing
- -------------------  -----------------------------------------------  ------------------------

   4.17              Term Note dated August 24, 1987 from             Filed as Exhibit 4.2
                     Registrant to NCNB.                              to Registrant's
                                                                      Form 8-K dated
                                                                      September 9, 1987

   4.18              Assignment of Leases and Rents and Consent of    Filed as Exhibit 4.3
                     Lessee dated as of August 24, 1987 between       to Registrant's
                     Registrant, as Assignor, and NCNB, as            Form 8-K dated
                     Assignee, and consented to by Emb-Tex, as        September 9, 1987
                     Lessee.

   4.19              Consent to Assignment and Sublease dated as of   Filed as Exhibit 4.4
                     August 24, 1987 by and among American National   to Registrant's
                     Insurance Company, as Landlord, Auto Shack,      Form 8-K dated
                     as Assignor, and Registrant, as Assignee.        September 9, 1987

   4.20              Agreement and Assignment of Ground Lease dated   Filed as Exhibit 4.5
                     August 28, 1987 by and among Auto Shack, as      to Registrant's
                     Assignor, Registrant, as Assignee, and Henry     Form 8-K dated
                     and Ruby Creswell, as Fee Owners.                September 9, 1987

   4.21              Agreement and Assignment of Ground Lease dated   Filed as Exhibit 4.6
                     August 28, 1987 by and among Auto Shack, as      to Registrant's
                     Assignor, Registrant, as Assignee, and           Form 8-K dated
                     Commercial Investments of Greensboro, Inc.,      September 9, 1987
                     as Fee Owner.

   4.22              Agreement and Assignment of Ground Lease dated   Filed as Exhibit 4.7
                     August 28, 1987 by and among Auto Shack, as      to Registrant's
                     Assignor, Registrant, as Assignee, and K.W.W.    Form 8-K dated
                     Associates, as Fee Owner.                        September 9, 1987

   4.23              Agreement and Assignment of Ground Lease dated   Filed as Exhibit 4.8
                     August 28, 1987 by and among Auto Shack, as      to Registrant's
                     Assignor, Registrant, as Assignee, and Mabel     Form 8-K dated
                     D. and Jimmy S. Snyder, as Fee Owner.            September 9, 1987

   4.24              Agreement and Assignment of Ground Lease dated   Filed as Exhibit 4.9
                     August 28, 1987 by and among Auto Shack, as      to Registrant's
                     Assignor, and Registrant, as Assignee.           Form 8-K dated
                                                                      September 9, 1987

   4.25              $12,000,000 Promissory Note dated                Filed as Exhibit 4.1
                     November 16, l987 from Registrant and CPA(R):6,  to Registrant's Form 8-K
                     as Borrower, to Ford, as Holder.                 dated February 15, 1988

   4.26              Mortgage and Assignment of Leases and Rents      Filed as Exhibit 4.2
                     and Security Agreement dated November 18,        to Registrant's Form 8-K
                     1987 between Registrant and CPA(R):6, as         dated February 15, 1988
                     Mortgagor, and Ford, as Mortgagee.


Exhibit                                                                Method of
No.                              Description                             Filing
- --------------  ----------------------------------------------  ------------------------

  4.27          $5,487,300 Promissory Note dated                Filed as Exhibit 4.3
                January 28, 1988 from Registrant, as            to Registrant's Form 8-K
                Borrower, to The Arizona Bank, as Holder.       dated February 15, 1988

  4.28          Deed of Trust, Assignment of Leases and Rents   Filed as Exhibit 4.4
                and Security Agreement dated January 28, 1988   to Registrant's Form 8-K
                between Registrant, as Trustor, and The         dated February 15, 1988
                Arizona Bank, as Trustee (for the Arizona
                properties).

  4.29          Deed of Trust, Assignment of Leases and Rents   Filed as Exhibit 4.5
                and Security Agreement dated January 28, 1988   to Registrant's Form 8-K
                between Registrant, as Trustor, and The         dated February 15, 1988
                Arizona Bank, as Trustee (for the Denver,
                Colorado property).

  4.30          Deed of Trust, Assignment of Leases and Rents   Filed as Exhibit 4.6
                and Security Agreement dated January 28, 1988   to Registrant's Form 8-K
                between Registrant, as Trustor, and The         dated February 15, 1988
                Arizona Bank, as Trustee (for the Monte Vista,
                Colorado property).

  4.31          Mortgage, Assignment of Leases and Rents        Filed as Exhibit 4.7
                and Security Agreement dated January 28, 1988   to Registrant's Form 8-K
                between Registrant, as Trustor, and             dated February 15, 1988
                The Arizona Bank, as Trustee (for the
                New Mexico property).

  4.32          Deed of Trust, Assignment of Leases and Rents   Filed as Exhibit 4.8
                and Security Agreement dated January 28, 1988   to Registrant's Form 8-K
                between Registrant, as Trustor, and The         dated February 15, 1988
                Arizona Bank, as Trustee (for the Washington
                property).

  4.33          $5,000,000 Secured Promissory Note dated        Filed as Exhibit 4.1
                February 16, 1988 from Registrant, as           to Registrant's Form 8-K
                Borrower, to Principal Mutual, as Lender.       dated March 1, 1988

  4.34          Mortgage dated February 16, 1988 between        Filed as Exhibit 4.2
                Registrant, as Mortgagor, and Principal         to Registrant's Form 8-K
                Mutual, as Mortgagee.                           dated March 1, 1988



Exhibit                                                            Method of
No.                           Description                            Filing
- -----------  ---------------------------------------------  ------------------------

  4.35       Loan Modification Agreement dated as of        Filed as Exhibit 4.1 to
             September 29, 1988 among Prudential Insurance  Registrant's Form 8-K
             Company of America, as Lender, American        dated October 13, 1988
             National Bank and Trust Company of Chicago as
             Trustee under Trust Agreement dated November
             8, 1984 ("American National Trust No. 62782")
             and American National Bank and Trust Company
             of Chicago as Trustee under Trust Agreement
             dated September 14, 1984 ("American National
             Trust No. 62230")(collectively, "Trusts"),
             Venture ("Beneficiary"), Trusts and
             Beneficiary collectively known as Borrower,
             and Registrant and CPA(R):8, as Purchaser.

  4.36       Note Agreement dated December 21, 1988         Filed as Exhibit 4.1 to
             among New England Mutual Life Insurance        Registrant's Form 8-K
             Company ("New England"), Registrant and        dated January 5, 1989
             CPA(R):8.

  4.37       $15,000,000 Secured Note from Registrant       Filed as Exhibit 4.2 to
             and CPA(R):8 to New England dated              Registrant's Form 8-K
             December 22, 1988.                             dated January 5, 1989

  4.38       Deed of Trust and Security Agreement           Filed as Exhibit 4.3(A)
             dated December 21, 1988 between Registrant     to Registrant's Form 8-K
             and CPA(R):8, as trustor, and New England,     dated January 5, 1989
             as beneficiary, covering the California
             Property.

  4.39       Mortgage and Security Agreement dated          Filed as Exhibit 4.3(B)
             December 21, 1988 between Registrant           to Registrant's Form 8-K
             and CPA(R):8, as mortgagor, and New England,   dated January 5, 1989
             as mortgagee, covering the Iowa Property.

  4.40       Mortgage and Security Agreement dated          Filed as Exhibit 4.3(C)
             December 21, 1988 between Registrant           to Registrant's Form 8-K
             and CPA(R):8, as mortgagor, and New England,   dated January 5, 1989
             as mortgagee, covering the Michigan Property.

  4.41       Mortgage and Security Agreement dated          Filed as Exhibit 4.3(D)
             December 21, 1988 between Registrant           to Registrant's Form 8-K
             and CPA(R):8, as mortgagor, and New England,   dated January 5, 1989
             as mortgagee, covering the New Hampshire
             Property.

  4.42       Mortgage and Security Agreement dated          Filed as Exhibit 4.3(E)
             December 21, 1988 between Registrant           to Registrant's Form 8-K
             and CPA(R):8, as mortgagor, and New England,   dated January 5, 1989
             as mortgagee, covering the New York Property.



Exhibit                                                              Method of
No.                            Description                             Filing
- -----------  -----------------------------------------------  ------------------------

  4.43       Assignment of Leases, Rents and Guaranty         Filed as Exhibit 4.4(A)
             dated December 21, 1988 from Registrant          to Registrant's Form 8-K
             and CPA(R):8, as assignor to New England,        dated January 5, 1989
             as assignee, covering the California
             Property.

  4.44       Assignment of Leases, Rents and Guaranty         Filed as Exhibit 4.4(B)
             dated December 21, 1988 from Registrant          to Registrant's Form 8-K
             and CPA(R):8, as assignor to New England,        dated January 5, 1989
             as assignee, covering the Iowa Property.

  4.45       Assignment of Leases, Rents and Guaranty         Filed as Exhibit 4.4(C)
             dated December 21, 1988 from Registrant          to Registrant's Form 8-K
             and CPA(R):8, as assignor to New England,        dated January 5, 1989
             as assignee, covering the Michigan Property.

  4.46       Assignment of Leases, Rents and Guaranty         Filed as Exhibit 4.4(D)
             dated December 21, 1988 from Registrant          to Registrant's Form 8-K
             and CPA(R):8, as assignor to New England,        dated January 5, 1989
             as assignee, covering the New Hampshire
             Property.

  4.47       Assignment of Leases, Rents and Guaranty         Filed as Exhibit 4.4(E)
             dated December 21, 1988 from Registrant          to Registrant's Form 8-K
             and CPA(R):8, as assignor to New England,        dated January 5, 1989
             as assignee, covering the New York Property.

  4.48       $8,000,000 Promissory Note dated March 31,       Filed as Exhibit 4.1
             1989 from Registrant and CPA(R):8, as Borrower,  to Registrant's Form 8-K
             to TriCon, as Lender.                            dated May 11, 1989

  4.49       Mortgage, Assignment of Leases and Rents and     Filed as Exhibit 4.2
             Other Income and Security Agreement dated        to Registrant's Form 8-K
             March 31, 1989 between Registrant and CPA(R):8,  dated May 11, 1989 as Mortgagor, to TriCon, as Mortgagee, for the
             Plant City, Florida property.

  4.50       Deed to Secure Debt, Assignment of Leases,       Filed as Exhibit 4.3
             Rents and Other Income and Security Agreement    to Registrant's Form 8-K
             dated March 31, 1989 between Registrant and      dated May 11, 1989
             CPA(R):8, as Grantor, to TriCon, as Grantee,
             for the Jackson County, Georgia property.



Exhibit                                                            Method of
No.                          Description                             Filing
- ---------  -----------------------------------------------  ------------------------

  4.51     Deed of Trust, Assignment of Leases, Rents       Filed as Exhibit 4.4
           and Other Income and Security Agreement          to Registrant's Form 8-K
           dated March 31, 1989 from Registrant and         dated May 11, 1989
           CPA(R):8, as Grantor, to TriCon, as Grantee,
           for the Frederick County, Maryland property.

  4.52     Mortgage, Assignment of Leases, Rents and        Filed as Exhibit 4.5
           Other Income and Security Agreement dated        to Registrant's Form 8-K
           March 31, 1989 between Registrant and CPA(R):8,  dated May 11, 1989 as Mortgagor, to TriCon, as Mortgagee, for
           the Farmington, New York property.

  4.53     Deed of Trust, Assignment of Leases, Rents       Filed as Exhibit 4.6
           and Other Income and Security Agreement          to Registrant's Form 8-K
           dated March 31, 1989 from Registrant and         dated May 11, 1989
           CPA(R):8, as Grantor, to TriCon, as Grantee,
           for the Fredericksburg, Virginia property.

  4.54     Deed of Trust, Assignment of Leases, Rents       Filed as Exhibit 4.7
           and Other Income and Security Agreement          to Registrant's Form 8-K
           dated March 31, 1989 from Registrant and         dated May 11, 1989
           CPA(R):8, as Grantor, to TriCon, as Grantee,
           for the Manassas, Virginia property.

  4.55     Assignment of Rents and Leases dated             Filed as Exhibit 4.8
           March 31, 1989 from Registrant and CPA(R):8,     to Registrant's Form 8-K
           as Assignor, to TriCon, as Assignee,             dated May 11, 1989
           for the Plant City, Florida property.

  4.56     Assignment of Rents and Leases dated             Filed as Exhibit 4.9
           March 31, 1989 from Registrant and CPA(R):8,     to Registrant's Form 8-K
           as Assignor, to TriCon, as Assignee,             dated May 11, 1989
           for the Jackson County, Georgia property.

  4.57     Assignment of Rents and Leases dated             Filed as Exhibit 4.10
           March 31, 1989 from Registrant and CPA(R):8,     to Registrant's Form 8-K
           as Assignor, to TriCon, as Assignee,             dated May 11, 1989
           for the Jackson County, Georgia property.

  4.58     Assignment of Rents and Leases dated             Filed as Exhibit 4.11
           March 31, 1989 from Registrant and CPA(R):8,     to Registrant's Form 8-K
           as Assignor, to TriCon, as Assignee,             dated May 11, 1989
           for the Jackson County, Georgia property.

  4.59     Assignment of Rents and Leases dated             Filed as Exhibit 4.12
           March 31, 1989 from Registrant and CPA(R):8,     to Registrant's Form 8-K
           as Assignor, to TriCon, as Assignee,             dated May 11, 1989
           for the Jackson County, Georgia property.



Exhibit                                                                    Method of
No.                                  Description                             Filing
- ------------------  ----------------------------------------------  ------------------------

   10.1             Lease Agreement dated as of December 9,         Exhibit 10.1 to Form 8-K
                    1986 by and between Registrant, as Landlord,    dated December 24, 1986
                    and HL Associates, as Tenant.

   10.2             Memorandum of Lease made as of December 9,      Exhibit 10.2 to Form 8-K
                    1986 between Registrant and HL Associates       dated December 24, 1986
                    Limited.

   10.3             Guaranty and Suretyship Agreement dated         Exhibit 10.3 to Form 8-K
                    as of December 9, 1986 among Uokuni U.S.A.      dated December 24, 1986
                    Company, Inc., as Guarantor, Registrant,
                    as Landlord, and NCNB.

   10.4             Lease Agreement dated December 26, 1986         Filed as Exhibit 10.1
                    between Registrant, as Landlord, and            to Registrant's
                    Mid-Continent Bottlers, Inc. ("Mid-             Form 8-K dated
                    Continent"), as Tenant.                         January 14, 1987

   10.5             Memorandum of Lease dated as of December 26,    Filed as Exhibit 10.2
                    1986 between Registrant, as Landlord, and       to Registrant's
                    Mid-Continent, as Tenant.                       Form 8-K dated
                                                                    January 14, 1987

   10.6             Lease Agreement dated June 17, 1987 between     Filed as Exhibit 10.1
                    Registrant, as Landlord and Winn-Dixie, as      to Registrant's
                    Tenant.                                         Form 8-K dated
                                                                    July 1, 1987

   10.7             Lease Guaranty dated as of June 17, 1987 by     Filed as Exhibit 10.2
                    Winn-Dixie Stores, as Guarantor, to             to Registrant's
                    Registrant, as Lessor.                          Form 8-K dated
                                                                    July 1, 1987

   10.8             Ground Lease dated as of November 27, 1985      Filed as Exhibit 10.3
                    between Hooper Brothers, an Alabama general     to Registrant's
                    partnership, as Landlord, and Winn-Dixie,       Form 8-K dated
                    as Tenant.                                      July 1, 1987

   10.9             Assignment of Rights Under Ground Lease dated   Filed as Exhibit 10.4
                    June 15, 1987 between Winn-Dixie, as Assignor,  to Registrant's
                    and Registrant, as Assignor, and Registrant,    Form 8-K dated
                    as Assignee.                                    July 1, 1987

   10.10            Lease Agreement dated as of August 24, 1987     Filed as Exhibit 10.1
                    between Registrant, as Landlord, and Emb-Tex,   to Registrant's
                    as Tenant.                                      Form 8-K dated
                                                                    September 9, 1987



Exhibit                                                            Method of
No.                          Description                             Filing
- ----------  ----------------------------------------------  ------------------------

   10.11    Lease Agreement dated as of August 28, 1987     Filed as Exhibit 10.2
            between Registrant, as Landlord, and Auto       to Registrant's
            Shack, as Tenant for the Auto Shack Leasehold   Form 8-K dated
            Properties.                                     September 9, 1987

   10.12    Lease Agreement dated as of August 28, 1987     Filed as Exhibit 10.3
            between Registrant, as Landlord, and Auto       to Registrant's
            Shack, as Tenant, for Pensacola, Florida        Form 8-K dated
            property.                                       September 9, 1987

   10.13    Lease Agreement dated as of August 28, 1987     Filed as Exhibit 10.4
            between Registrant, as Landlord, and Auto       to Registrant's
            Shack, as Tenant, for Baton Rouge, Louisiana    Form 8-K dated
            property.                                       September 9, 1987

   10.14    Lease Agreement dated as of August 28, 1987     Filed as Exhibit 10.5
            between Registrant, as Landlord, and Auto       to Registrant's
            Shack, as Tenant, for Kannapolis, North         Form 8-K dated
            Carolina property.                              September 9, 1987

   10.15    Lease Agreement dated as of August 28, 1987     Filed as Exhibit 10.6
            between Registrant, as Landlord, and Auto       to Registrant's
            Shack, as Tenant, for Morgantown, North         Form 8-K dated
            Carolina property.                              September 9, 1987

   10.16    Lease Agreement dated as of August 28, 1987     Filed as Exhibit 10.7
            between Registrant, as Landlord, and Auto       to Registrant's
            Shack, as Tenant, for East Ridge, Tennessee     Form 8-K dated
            property.                                       September 9, 1987

   10.17    Lease Agreement dated as of August 28, 1987     Filed as Exhibit 10.8
            between Registrant, as Landlord, and Auto       to Registrant's
            Shack, as Tenant, for Knoxville, Tennessee      Form 8-K dated
            property.                                       September 9, 1987

   10.18    Lease Agreement dated November 16, 1987 by      Filed as Exhibit 10.1
            and between Registrant and CPA(R):6, as         to Registrant's Form 8-K
            Landlord, and Brock, as Tenant.                 dated February 15, 1988

   10.19    Lease Agreement dated January 28, 1988 by and   Filed as Exhibit 10.2
            between Registrant, as Landlord, and Yellow     to Registrant's Form 8-K
            Front, as Tenant.                               dated February 15, 1988

   10.20    Subordination, Nondisturbance and Attornment    Filed as Exhibit 10.3
            Agreement dated January 28, 1988 by and         to Registrant's Form 8-K
            between Registrant, as Landlord, Yellow Front,  dated February 15, 1988 as Tenant, and The Arizona Bank, as Lender.

   10.21    Lease Agreement dated January 26, 1988 by and   Filed as Exhibit 10.4
            between Plotkin, as Lessor, and New England     to Registrant's Form 8-K
            Telephone, as Lessee.                           dated February 15, 1988



Exhibit                                                               Method of
No.                             Description                             Filing
- ------------  -----------------------------------------------  ------------------------

   10.22      Lease Assignment dated January 29, 1988          Filed as Exhibit 10.5
              between Plotkin, as Assignor, and Registrant,    to Registrant's Form 8-K
              as Assignee.                                     dated February 15, 1988

   10.23      Lease Agreement dated February 16, 1988 by       Filed as Exhibit 10.1
              and between Registrant, Landlord, and            to Registrant's Form 8-K
              The Gap, as Tenant.                              dated March 1, 1988

   10.24      Lease Agreement dated as of September 29, 1988   Filed as Exhibit 10.1 to
              among Registrant and CPA(R):8, as Landlord, and  Registrant's Form 8-K
              ASA, as Tenant.                                  dated October 13, 1988

   10.25      Lease Agreement dated December 21, 1988          Filed as Exhibit 10.1(A)
              between Registrant and CPA(R):8, as Landlord,    to Registrant's Form 8-K
              and Ormco Corporation, as Tenant.                dated January 5, 1989

   10.26      Lease Agreement dated December 21, 1988          Filed as Exhibit 10.1(B)
              between Registrant and CPA(R):8, as Landlord,    to Registrant's Form 8-K
              and Barnstead Thermolyne Corporation,            dated January 5, 1989
              as Tenant.

   10.27      Lease Agreement dated December 21, 1988          Filed as Exhibit 10.1(C)
              between Registrant and CPA(R):8, as Landlord,    to Registrant's Form 8-K
              and Kerr Manufacturing Company, as Tenant.       dated January 5, 1989

   10.28      Lease Agreement dated December 21, 1988          Filed as Exhibit 10.1(D)
              between Registrant and CPA(R):8, as Landlord,    to Registrant's Form 8-K
              and Erie Scientific Company, as Tenant.          dated January 5, 1989

   10.29      Lease Agreement dated December 21, 1988          Filed as Exhibit 10.1(E)
              between Registrant and CPA(R):8, as Landlord,    to Registrant's Form 8-K
              and Nalge Company, as Tenant.                    dated January 5, 1989

   10.30      Guaranty and Suretyship Agreement dated          Filed as Exhibit 10.2
              December 21, 1988 from Sybron Acquisition        to Registrant's Form 8-K
              Company to Registrant and CPA(R):8               dated January 5, 1989

   10.31      Co-Tenancy Agreement dated December 21, 1988     Filed as Exhibit 10.3
              between Registrant and CPA(R):8                  to Registrant's Form 8-K
                                                               dated January 5, 1989

   10.32      Seller/Lessee's Certificate dated                Filed as Exhibit 28.1(A)
              December 21, 1988 from Ormco Corporation         to Registrant's Form 8-K
              Registrant and CPA(R):8                          dated January 5, 1989

   10.33      Lease Agreement dated as of March 31, 1989       Filed as Exhibit 10.1
              by and between Registrant and CPA(R):8, as       to Registrant's Form 8-K
              Landlord, to the Ryan Tenants, as Tenants.       dated May 11, 1989



Exhibit                                                                               Method of
No.                                        Description                                  Filing
- ------------------  ---------------------------------------------------------  ------------------------

   10.34            Guaranty dated March 31, 1989 from NVR, as                 Filed as Exhibit 10.2
                    Guarantor, to Registrant and CPA(R):8, as                  to Registrant's Form 8-K
                    Landlord.                                                  dated May 11, 1989

   10.35            Guarantor's Certificate dated March 31, 1989               Filed as Exhibit 10.3
                    from NVR, as Guarantor, to Registrant and                  to Registrant's Form 8-K
                    CPA(R):8, as Purchaser.                                    dated May 11, 1989

   10.36            Lease Assignment and Assumption Agreement from             Filed as Exhibit 10.1
                    Registrant, as Assignor, to Mid-Continent Bottlers, Inc.,  to Registrant's Form 8-K
                    as Assignee.                                               dated October 14, 1994

   28.1             Supplement dated December 18, 1986 to                      Exhibit 28.1 to Form 8-K
                    Registrant's Prospectus dated April 25, 1986.              dated December 24, 1986

   28.2             Compiled Financial Statements of Jupiter                   Exhibit 28.2 to Form 8-K
                    Inlet Trading Company, Inc. as of                          dated December 24, 1986
                    November 30, 1985 and 1984.

   28.3             Deed dated as of December 24, 1986 from                    Filed as Exhibit 28.1
                    Packaged Food & Beverage Co., Inc.                         to Registrant's
                    ("Packaged Food"), as Grantor, to Registrant,              Form 8-K dated
                    as Grantee (for Cedar Rapids, Iowa property).              January 14, 1987

   28.4             Deed dated as of December 24, 1986 from                    Filed as Exhibit 28.2
                    Packaged Food, as Grantor, to Registrant,                  to Registrant's
                    as Grantee (for Davenport, Iowa property).                 Form 8-K dated
                                                                               January 14, 1987

   28.5             Deed dated as of December 24, 1986 from                    Filed as Exhibit 28.3
                    Packaged Food, as Grantor, to Registrant,                  to Registrant's
                    as Grantee (for Des Moines, Iowa property).                Form 8-K dated
                                                                               January 14, 1987

   28.6             Deed dated as of December 24, 1986 from                    Filed as Exhibit 28.4
                    Packaged Food, as Grantor, to Registrant,                  to Registrant's
                    as Grantee (for Dubuque, Iowa property).                   Form 8-K dated
                                                                               January 14, 1987

   28.7             Deed dated as of December 24, 1986 from                    Filed as Exhibit 28.5
                    Packaged Food, as Grantor, to Registrant,                  to Registrant's
                    as Grantee (for St. Joseph, Missouri                       Form 8-K dated
                    property).                                                 January 14, 1987

   28.8             Deed dated as of December 24, 1986 from                    Filed as Exhibit 28.6
                    Packaged Food, as Grantor, to Registrant,                  to Registrant's
                    as Grantee (for Hazelwood, Missouri                        Form 8-K dated
                    property).                                                 January 14, 1987

   28.9             Deed dated as of December 24, 1986 from                    Filed as Exhibit 28.7
                    Packaged Food, as Grantor, to Registrant,                  to Registrant's
                    as Grantee (for Lincoln, Nebraska                          Form 8-K dated
                    property).                                                 January 14, 1987



Exhibit                                                                   Method of
No.                                   Description                           Filing
- -------------------  ---------------------------------------------  ----------------------

   28.10             Deed dated as of December 24, 1986 from        Filed as Exhibit 28.8
                     Packaged Food, as Grantor, to Registrant,      to Registrant's
                     as Grantee (for Omaha, Nebraska                Form 8-K dated
                     property).                                     January 14, 1987

   28.11             Bill of Sale dated December 31, 1986           Filed as Exhibit 28.9
                     from Packaged Food to Registrant for           to Registrant's
                     all properties.                                Form 8-K dated
                                                                    January 14, 1987

   28.12             Seller's Certificate dated December 31,        Filed as Exhibit 28.10
                     1986 from Packaged Food to Registrant.         to Registrant's
                                                                    From 8-K dated
                                                                    January 14, 1987

   28.13             Letter dated December 31, 1986 from            Filed as Exhibit 28.11
                     Mid-Continent, as Tenant, to Registrant,       to Registrant's
                     as Landlord.                                   Form 8-K dated
                                                                    January 14, 1987

   28.14             Intercreditor Agreement dated as of            Filed as Exhibit 28.12
                     December 30, 1986 between Meritor Savings      to Registrant's
                     Bank ("Meritor"), Security Pacific, Mid-       Form 8-K dated
                     Continent, Mid-Continent Bottlers of St.       January 14, 1987
                     Louis, Inc. ("St. Louis Subsidiary") and
                     Registrant.

   28.15             Bill of Sale dated June 17, 1987 from          Filed as Exhibit 28.1
                     Winn-Dixie to Registrant.                      to Registrant's
                                                                    Form 8-K dated
                                                                    July 1, 1987

   28.16             Seller's Certificate dated June 17, 1987 from  Filed as Exhibit 28.2
                     Winn-Dixie to Registrant                       to Registrant's
                                                                    Form 8-K dated
                                                                    July 1, 1987

   28.17             Bill of Sale dated as of August 24, 1987 from  Filed as Exhibit 28.1
                     E.T.C. to Registrant.                          to Registrant's
                                                                    Form 8-K dated
                                                                    September 9, 1987

   28.18             Deed dated August 24, 1987 from E.T.C., as     Filed as Exhibit 28.2
                     Grantor, to Registrant, as Grantee.            to Registrant's
                                                                    Form 8-K dated
                                                                    September 9, 1987

   28.19             Deed dated August 24, 1987 from E.T.C., as     Filed as Exhibit 28.3
                     Grantor, to Registrant, as Grantee.            to Registrant's
                                                                    Form 8-K dated
                                                                    September 9, 1987



Exhibit                                                                    Method of
No.                                   Description                            Filing
- -------------------  ----------------------------------------------  ----------------------

   28.20             Seller's Certificate dated August 24, 1987      Filed as Exhibit 28.4
                     from E.T.C. to Registrant.                      to Registrant's
                                                                     Form 8-K dated
                                                                     September 9, 1987

   28.21             Lessee's Certificate dated August 24, 1987      Filed as Exhibit 28.5
                     from Emb-Tex to Registrant.                     to Registrant's
                                                                     Form 8-K dated
                                                                     September 9, 1987

   28.22             Bill of Sale dated as of August 28, 1987        Filed as Exhibit 28.6
                     from Auto Shack to Registrant.                  to Registrant's
                                                                     Form 8-K dated
                                                                     September 9, 1987

   28.23             Warranty Deed dated August 28, 1987 between     Filed as Exhibit 28.7
                     Auto Shack to Registrant for Jacksonville,      to Registrant's
                     Florida property.                               Form 8-K dated
                                                                     September 9, 1987

   28.24             Warranty Deed dated August 28, 1987 between     Filed as Exhibit 28.8
                     Auto Shack to Registrant for Panama City,       to Registrant's
                     Florida property.                               Form 8-K dated
                                                                     September 9, 1987

   28.25             Corporate Deed dated August 28, 1987 between    Filed as Exhibit 28.9
                     Auto Shack and Registrant for Shelby, North     to Registrant's
                     Carolina property.                              Form 8-K dated
                                                                     September 9, 1987

   28.26             General Warranty Deed dated August 28, 1987     Filed as Exhibit 28.10
                     between Auto Shack and Registrant for Centre    to Registrant's
                     Point Drive, St. Peters, Missouri property.     Form 8-K dated
                                                                     September 9, 1987

   28.27             General Warranty Deed dated August 28, 1987     Filed as Exhibit 28.11
                     between Auto Shack and Registrant for W.        to Registrant's
                     Mexico Road, St. Peters, Missouri property.     Form 8-K dated
                                                                     September 9, 1987

   28.28             Deed dated August 28, 1987 from Auto Shack      Filed as Exhibit 28.12
                     to Registrant for Denham Springs, Louisiana     to Registrant's
                     property.                                       Form 8-K dated
                                                                     September 9, 1987

   28.29             Deed dated August 28, 1987 from Auto Shack      Filed as Exhibit 28.13
                     to Registrant for Hammond, Louisiana property.  to Registrant's
                                                                     Form 8-K dated
                                                                     September 9, 1987



Exhibit                                                                     Method of
No.                                   Description                             Filing
- -------------------  ----------------------------------------------  ------------------------

   28.30             Seller's/Lessee's Certificate dated August 28,  Filed as Exhibit 28.14
                     1987 from Auto Shack to Registrant.             to Registrant's
                                                                     Form 8-K dated
                                                                     September 9, 1987

   28.31             Deed dated November 12, 1987 between            Filed as Exhibit 28.1
                     Northwestern, as Transferor, and Registrant     to Registrant's Form 8-K
                     and CPA(R):6, as Transferee.                    dated February 15, 1988

   28.32             Bill of Sale dated November 12, 1987 from       Filed as Exhibit 28.2
                     Northwestern, as Seller, to Registrant, as      to Registrant's Form 8-K
                     Purchaser.                                      dated February 15, 1988

   28.33             Seller's Certificate dated November 16, 1987    Filed as Exhibit 28.3
                     from Northwestern, as Seller, to Registrant     to Registrant's Form 8-K
                     and CPA(R):6, as Purchaser.                     dated February 15, 1988

   28.34             Lessee's Certificate dated November 16, 1987    Filed as Exhibit 28.4
                     from Brock, as Lessee, to Registrant,           to Registrant's Form 8-K
                     as Lessor.                                      dated February 15, 1988

   28.35             Bill of Sale dated January 28 1988 from         Filed as Exhibit 28.5
                     Bonanza Stores, Inc. ("Bonanza Stores"),        to Registrant's Form 8-K
                     as Seller, to Registrant, as Purchaser.         dated February 15, 1988

   28.36             Bill of Sale dated January 28, 1988 from        Filed as Exhibit 28.6
                     Yellow Front, as Seller, to Registrant,         to Registrant's Form 8-K
                     as Purchaser.                                   dated February 15, 1988

   28.37             Seller's Certificate dated January 28, 1988     Filed as Exhibit 28.7
                     from Bonanza, as Seller, to Registrant,         to Registrant's Form 8-K
                     as Purchaser.                                   dated February 15, 1988

   28.38             Seller's/Lessee's Certificate dated January     Filed as Exhibit 28.8
                     28, 1988 from Yellow Front, as Seller, to       to Registrant's Form 8-K
                     Registrant, as Purchaser.                       dated February 15, 1988

   28.39             Deed dated January 29, 1988 from Plotkin,       Filed as Exhibit 28.9
                     as Grantor, to Registrant, as Grantee.          to Registrant's Form 8-K
                                                                     dated February 15, 1988

   28.40             Deed and Easement dated February 16, 1988       Filed as Exhibit 28.1
                     from the Gap, as Grantor, to Registrant,        to Registrant's Form 8-K
                     as Grantee.                                     dated March 1, 1988

   28.41             Bill of Sale dated February 16, 1988 from       Filed as Exhibit 28.2
                     The Gap to Registrant.                          to Registrant's Form 8-K
                                                                     dated March 1, 1988

   28.42             Seller/Lessee's Certificate dated               Filed as Exhibit 28.3
                     February 16, 1988 from the Gap to               to Registrant's Form 8-K
                     Registrant.                                     dated March 1, 1988


Exhibit                                                                  Method of
No.                               Description                              Filing
- -------------  -------------------------------------------------  ------------------------

   28.43       Trustee's Deed dated as of September 23, 1988      Filed as Exhibit 28.1 to
               between American National Trust No. 62782, as      Registrant's Form 8-K
               Grantor, and Registrant and CPA(R):8, as Grantee.  dated October 13, 1988

   28.44       Trustee's Deed dated as of September 23, 1988      Filed as Exhibit 28.2 to
               between American National Trust No. 62230, as      Registrant's Form 8-K
               Grantor, and Registrant and CPA(R):8, as Grantee.  dated October 13, 1988

   28.45       Bill of Sale dated as of September 29, 1988        Filed as Exhibit 28.3 to
               from Venture, as Seller, to Registrant and         Registrant's Form 8-K
               CPA(R):8, as Purchaser.                            dated October 13, 1988

   28.46       Seller's Certificate dated as of September 29,     Filed as Exhibit 28.4 to
               1988 from Venture, as Seller, to Registrant        Registrant's Form 8-K
               and CPA(R):8, as Purchaser.                        dated October 13, 1988

   28.47       Lessee's Certificate dated as of September 29,     Filed as Exhibit 28.5 to
               1988 from ASA, as Seller, to Registrant and        Registrant's Form 8-K
               CPA(R):8, as Purchaser.                            dated October 13, 1988

   28.48       Seller/Lessee's Certificate dated                  Filed as Exhibit 28.1(B)
               December 21, 1988 from Barnstead Thermolyne        to Registrant's Form 8-K
               Corporation to Registrant and CPA(R):8.            dated January 5, 1989

   28.49       Seller/Lessee's Certificate dated                  Filed as Exhibit 28.1(C)
               December 21, 1988 from Kerr Manufacturing          to Registrant's Form 8-K
               Corporation to Registrant and CPA(R):8.            dated January 5, 1989

   28.50       Seller/Lessee's Certificate dated                  Filed as Exhibit 28.1(D)
               December 21, 1988 from Erie Scientific             to Registrant's Form 8-K
               Company to Registrant and CPA(R):8.                dated January 5, 1989

   28.51       Seller/Lessee's Certificate dated                  Filed as Exhibit 28.1(E)
               December 21, 1988 from Nalge Company               to Registrant's Form 8-K
               to Registrant and CPA(R):8.                        dated January 5, 1989

   28.52       Grant Deed dated December 21, 1988                 Filed as Exhibit 28.2(A)
               from Ormco Corporation, as grantor,                to Registrant's Form 8-K
               to Registrant and CPA(R):8, as grantee.            dated January 5, 1989

   28.53       Warranty Deed dated December 21, 1988              Filed as Exhibit 28.2(B)
               from Barnstead Thermolyne Corporation,             to Registrant's Form 8-K
               as grantor, to Registrant and CPA(R):8,            dated January 5, 1989
               as grantee.

   28.54       Deed dated December 21, 1988 from Kerr             Filed as Exhibit 28.2(C)
               Manufacturing Company, as grantor, to              to Registrant's Form 8-K
               Registrant and CPA(R):8, as grantee.               dated January 5, 1989



Exhibit                                                             Method of
No.                           Description                             Filing
- ----------  -----------------------------------------------  ------------------------

   28.55    Warranty Deed dated December 21, 1988            Filed as Exhibit 28.2(D)
            from Erie Scientific Company, as grantor,        to Registrant's Form 8-K
            to Registrant and CPA(R):8, as grantee.          dated January 5, 1989

   28.56    Indenture dated December 21, 1988 from           Filed as Exhibit 28.2(E)
            Nalge Company, as grantor, to Registrant         to Registrant's Form 8-K
            and CPA(R):8, as grantee.                        dated January 5, 1989

   28.57    Bill of Sale dated December 21, 1988 from        Filed as Exhibit 28.3(A)
            Ormco Corporation to Registrant and CPA(R):8.    to Registrant's Form 8-K
                                                             dated January 5, 1989

   28.58    Bill of Sale dated December 21, 1988 from        Filed as Exhibit 28.3(B)
            Barnstead Thermolyne Corporation to              to Registrant's Form 8-K
            Registrant and CPA(R):8.                         dated January 5, 1989

   28.59    Bill of Sale dated December 21, 1988 from        Filed as Exhibit 28.3(C)
            Kerr Manufacturing Company to Registrant         to Registrant's Form 8-K
            and CPA(R):8.                                    dated January 5, 1989

   28.60    Bill of Sale dated December 21, 1988 from        Filed as Exhibit 28.3(D)
            Erie Scientific Company to Registrant and        to Registrant's Form 8-K
            CPA(R):8.                                        dated January 5, 1989

   28.61    Bill of Sale dated December 21, 1988 from        Filed as Exhibit 28.3(E)
            Nalge Company to Registrant and CPA(R):8.        to Registrant's Form 8-K
                                                             dated January 5, 1989

   28.62    Warranty Deed dated March 31, 1989 from Ryan,    Filed as Exhibit 28.1
            as Guarantor, to Registrant and CPA(R):8, as     to Registrant's Form 8-K
            Grantee, for the Plant City, Florida property.   dated May 11, 1989

   28.63    Deed dated March 31, 1989 from Ryan, as          Filed as Exhibit 28.2
            Guarantor, to Registrant and CPA(R):8, as        to Registrant's Form 8-K
            Grantee, for the Frederick County,               dated May 11, 1989
            Maryland property.

   28.64    Warranty Deed dated March 31, 1989 from Ryan,    Filed as Exhibit 28.3
            as Guarantor, to Registrant and CPA(R):8, as     to Registrant's Form 8-K
            Grantee, for the Framington, New York property.  dated May 11, 1989

   28.65    Deed dated March 31, 1989 from Ryan, as          Filed as Exhibit 28.4
            Guarantor, to Registrant and CPA(R):8, as        to Registrant's Form 8-K
            Grantee, for the Fredericksburg,                 dated May 11, 1989
            Virginia property.

   28.66    Deed dated March 31, 1989 from NV Ryan L.P.,     Filed as Exhibit 28.5
            as Guarantor, to Registrant and CPA(R):8, as     to Registrant's Form 8-K
            Grantee, for the Manassas, Virginia property.    dated May 11, 1989



Exhibit                                                               Method of
No.                           Description                               Filing
- ----------  ------------------------------------------------  --------------------------

   28.67    Bill of Sale dated March 31, 1989 from Ryan,      Filed as Exhibit 28.6
            as Seller, to Registrant and CPA(R):8, as         to Registrant's Form 8-K
            Purchaser, for the Plant City, Florida property.  dated May 11, 1989

   28.68    Bill of Sale dated March 31, 1989 from Ryan,      Filed as Exhibit 28.7
            as Seller, to Registrant and CPA(R):8, as         to Registrant's Form 8-K
            Purchaser, for the Frederick County,              dated May 11, 1989
            Maryland property.

   28.69    Bill of Sale dated March 31, 1989 from Ryan,      Filed as Exhibit 28.8
            as Seller, to Registrant and CPA(R):8, as         to Registrant's Form 8-K
            Purchaser, for the Fredericksburg,                dated May 11, 1989
            Virginia property.

   28.70    Bill of Sale dated March 31, 1989 from            Filed as Exhibit 28.9
            NV Homes, L.P., as Seller, to Registrant          to Registrant's Form 8-K
            and CPA(R):8, as Purchaser, for the               dated May 11, 1989
            Manassas, Virginia property.

   28.71    Seller's Certificate dated March 31, 1989         Filed as Exhibit 28.10
            from NVHomes, L.P., as Seller, to                 to Registrant's Form 8-K
            Registrant and CPA(R):8, as Purchaser.            dated May 11, 1989

   28.72    Seller's Certificate dated March 31, 1989         Filed as Exhibit 28.11
            from Ryan, as Seller, to Registrant               to Registrant's Form 8-K
            and CPA(R):8, as Purchaser.                       dated May 11, 1989

   28.73    Lessee's Certificate dated March 31, 1989         Filed as Exhibit 28.12
            from NVHomes, L.P., as Lessee, to                 to Registrant's Form 8-K
            Registrant and CPA(R):8, as Lessor.               dated May 11, 1989

   28.74    Lessee's Certificate dated March 31, 1989         Filed as Exhibit 28.13
            from Ryan, as Lessee, to Registrant               to Registrant's Form 8-K
            and CPA(R):8, as Lessor.                          dated May 11, 1989

   28.75    Lessee's Certificate dated March 31, 1989         Filed as Exhibit 28.14
            from Ryan Operations, G.P., as Lessee,            to Registrant's Form 8-K
            to Registrant and CPA(R):8, as Lessor.            dated May 11, 1989

   28.76    Co-Tenancy Agreement dated March 31, 1989         Filed as Exhibit 28.15
            Between Registrant and CPA(R):8, as               to Registrant's Form 8-K
            tenants in common.                                dated May 11, 1989

   28.77    Prospectus of Registrant                          Filed as Exhibit 28.77
            dated April 25, 1986.                             to Registrant's Form 10-KA
                                                              dated September 24, 1994

   28.78    Supplement dated September 2, 1986                Filed as Exhibit 28.78
            to Prospectus dated April 25, 1986.               to Registrant's Form 10-KA
                                                              dated September 24, 1994

   28.79    Supplement dated December 18, 1986                Filed as Exhibit 28.79
            to Prospectus dated April 25, 1986.               to Registrant's Form 10-KA
                                                              dated September 24, 1994



Exhibit                                                  Method of
No.                     Description                        Filing
- ----------  -----------------------------------  --------------------------

   28.80    Supplement dated March 30, 1987      Filed as Exhibit 28.80
            to Prospectus dated April 25, 1986.  to Registrant's Form 10-KA dated September 24, 1994

   28.81    Supplement dated April 27, 1987      Filed as Exhibit 28.81
            to Prospectus dated April 25, 1986.  to Registrant's Form 10-KA dated September 24, 1994

   28.82    Supplement dated July 14, 1987       Filed as Exhibit 28.82
            to Prospectus dated April 25, 1986.  to Registrant's Form 10-KA dated September 24, 1994




  (b)     Reports on Form 8-K
          -------------------

          During the quarter ended December 31, 1995, Registrant was not required to file any reports on Form 8-K.

                                  SIGNATURES
                                  ----------

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                    CORPORATE PROPERTY ASSOCIATES 7
                    -a California limited partnership
                    and SUBSIDIARIES

                    BY:  SEVENTH CAREY CORPORATE PROPERTY, INC.

   04/01/96         BY:    /s/ Claude Fernandez
 --------------           ---------------------
  Date                   Claude Fernandez
                         Executive Vice President and
                         Chief Administrative Officer
                         (Principal Financial Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                    BY:  SEVENTH CAREY CORPORATE PROPERTY, INC.

                         William P. Carey
                         Chairman of the Board
                         and Director
                         (Principal Executive Officer)

                         Francis J. Carey
                         President and Director

                         George E. Stoddard          BY:  /s/ George E. Stoddard
                         Chairman of the Investment      -----------------------
                         Committee and Director            George E. Stoddard
                                                           Attorney in fact
                                                           April 1, 1996
                         Raymond S. Clark
                         Chairman of the Executive
                         Committee and Director

                         Dr. Lawrence R. Klein
                         Chairman of the Economic Policy
                         Committee and Director

                         Madelon DeVoe Talley
                         Vice Chairman of the Board of
                         Directors and Director

04/01/96            BY:    /s/ Claude Fernandez
- ------------              ---------------------
  Date                   Claude Fernandez
                         Executive Vice President and
                         Chief Administrative Officer
                         (Principal Financial Officer)

04/01/96            BY:    /s/ Michael D. Roberts
- ------------              -----------------------
  Date                   Michael D. Roberts
                         First Vice President and Controller
                         (Principal Accounting Officer)

                                               APPENDIX A TO FORM 10-K



                        CORPORATE PROPERTY ASSOCIATES 7
                      - A CALIFORNIA LIMITED PARTNERSHIP
                               AND SUBSIDIARIES





















                                               1995 ANNUAL REPORT

     SELECTED FINANCIAL DATA

- -------------------------------------------------------------------------------

(In thousands except per unit amounts)


                                   1991     1992     1993      1994          1995
                                   ------  -------  -------   -------       -------
     OPERATING DATA:
Revenues                           $8,588  $10,123  $12,243   $13,840       $12,196

Income (loss) from
 continuing operations (1)          1,171    1,885     (836)   12,049         3,956
Income (loss) from continuing
 operations (1):
   To General Partners                121      113      244       431           187
   To Limited Partners              1,050    1,772   (1,080)   11,618         3,769
   Per unit                         23.19    39.13   (23.85)   256.62         83.31

Distributions attributable (2):
   To General Partners                240      191      178       279           206
   To Limited Partners              3,767    2,997    2,784    10,084  (3)    3,229
   Per unit                         83.20    60.62    61.49    222.74         71.38

Payment of mortgage
 principal (4)                        472      560      740       739         1,567

     BALANCE SHEET DATA:
Total assets                       77,785   77,074   73,240    66,865        56,229
Long-term
 obligations (5)                   35,124   26,643   37,770    21,613        19,829


(1) 1994 income includes an extraordinary loss of $511,503. 1993 and 1995 net income includes extraordinary gains of $879,000 and $1,324,000 respectively, on the extinguishment of debt.
(2) Includes distributions attributable to the fourth quarter of each fiscal year payable in the following fiscal year less distributions in the first fiscal quarter attributable to the prior year.
(3) Includes a special distribution of $150 per Limited Partnership Unit paid in January 1995.
(4) Represents scheduled principal amortization paid.
(5) Represents mortgage and note obligations due after more than one year.

MANAGEMENT'S DISCUSSION AND ANALYSIS
- --------------------------------------------------------------------------------
          Results of Operations

          Net income for the year ended December 31, 1995 decreased by $6,468,000 from the prior year to $5,526,000, largely as the result of a number of nonrecurring items in 1994 which are classified as other income in the accompanying Consolidated Financial Statements, as well as gains and losses from asset sales and the extinguishment of mortgage debt in both years. In addition, the Partnership discontinued operating its food service business segment in December 1995.

          The gains on the sale of the Mid-Continent Bottlers, Inc. ("Mid-Continent") properties and of related limited partnership units of a Mid-Continent affiliate contributed $8,497,000 to 1994 net income, representing 71% of 1994 earnings. After adjusting for the effects of gains and losses, nonrecurring items included in other income, discontinued operations and property writedowns, income from continuing operations would have reflected an increase of $317,000 in 1995. The Partnership realized this increase even though its asset base was reduced by using a portion of the proceeds from the Mid-Continent sales to pay a special distribution of $150 per Limited Partnership Unit.

          The increase in income in 1995 from continuing operations, as adjusted, was primarily due to decreases in both interest and depreciation expense and improved earnings from the hotel operation. This was partially offset by decreases in lease revenues and other interest income and an increase in general and administrative expense. Of the $1,082,000 decrease in interest expense, $850,000 was due to the prepayment of mortgages in December 1994 on properties which are still subject to leases. The remaining decrease was attributable to the payoff of the Mid-Continent mortgage in connection with the sale of the properties and the decline in interest expense on the Advanced System Applications, Inc. ("ASA") mortgage loan which will fully amortize in March 1996. Lease revenues decreased by $818,000. This decrease was due to the 1994 disposition of the Mid-Continent properties which contributed $1,287,000 of lease revenues in 1994. This was partially offset by an increase of $434,000 in ASA lease revenues pursuant to a lease modification. The ASA lease will terminate in June 1997. The decrease in other interest income occurred because the Partnership held substantially higher cash balances between October 1994, when it sold the Mid-Continent properties, and December 1994, when a portion of that cash was used to retire mortgage debt. General and administrative expenses increased due to an increase in partnership level state franchise tax paid in 1995, due in part to increased income attributable to Illinois from the ASA property.

          Earnings for the hotel in Livonia, Michigan increased by 8% or $101,000 as the result of a rise in occupancy rates from 75% to 77% and an 8% increase in the average room rate. The Livonia hotel's earnings reflect a trend of continuing improvement since 1993. The earnings of the hotel operation are affected by economic conditions in the Detroit metropolitan area.

          Since November 1988, when a lessee terminated its lease subject to a voluntary bankruptcy petition, the Partnership had operated a restaurant in Jupiter, Florida. On December 20, 1995, the Partnership sold the Jupiter property and the restaurant business for $4,140,000, recognizing gains of $1,019,000 on the sale of the property and $1,324,000 on the forgiveness of a mortgage note collateralized by the property. Although the food service segment had been profitable over the last several years, 1995 sales had declined by approximately 5% due to increasing price competition. Over the past two years, the Partnership had benefited from a restructuring of the limited recourse mortgage debt on the Jupiter property. Under the restructuring, the mortgage loan was bifurcated into two notes. One note (for $2,700,000) required making a principal payment of $600,000 in December 1995 to extend the loan for two years. Pursuant to the restructuring agreement, if this note was paid off entirely, the second note would be forgiven. All payments on this second note, including interest, had been deferred during the initial two years. Management concluded that committing additional cash to pay down or pay the first mortgage note and continue operating the restaurant in an increasingly competitive environment would not yield an adequate return on its investment. Accordingly, Management accepted an offer for the purchase of the property from a third party which wanted to open a new restaurant at the property.

          Net income increased by $11,749,000 and cash provided by operating activities increased by $1,247,000 for 1994 as compared with 1993. The change in net income for 1994 as compared with 1993 was largely the result of $8,497,000 of gains recognized in 1994, $3,303,000 of noncash charges for property writedowns in 1993, including a writedown of $2,900,000 on the Jupiter property, and the effect of extraordinary gains and losses on extinguishment of debt in both 1994 and 1993. In addition to these items, there were a number of other nonrecurring items which affected the comparability of the results of operations in both 1994 and 1993, including the gain on sale of securities and the loss on sale of real estate in 1993, a series of other items in 1994 and 1993 which are reflected on the financial statements as other income and $642,000 of property writedowns during 1994 on properties which were held for sale. Operating income (net income before nonrecurring items, gains and losses and discontinued operations) would have reflected an increase of 19% for 1994 as compared with 1993. The increase in operating income is due to a substantial increase in the profits of the hotel operations, an increase in other interest income and a decrease in property expenses. This increase in income was partially offset by an increase in interest expense. Interest expense increased as a result of the increase in interest rates on a variable rate debt. Interest income increased as a result of interest received on the NVRyan L.P. ("NVRyan") restructuring fees and a note received from Hallwood Group, Inc. as well as from both an increase in cash balances and an increase in interest rates on short-term cash instruments. Property expenses declined in 1994 as 1993 property expenses were affected by costs incurred in resolving various property related issues. Lease revenues were unchanged in 1994 as compared with 1993. The increase from the ASA restructuring was offset by the termination of the Mid-Continent lease after the sale of the properties in October 1994.

          The occupancy rate at the Livonia hotel was 75% for 1994 and 1993; while the average room rate increased by approximately 10% in 1994 as compared to 1993. As a result of the ability to achieve a higher room rate, the Partnership's share of hotel operating income increased by 32%. To some extent, the increase reflects an improved economy in the Detroit metropolitan area.

          The ASA lease restructuring had a very beneficial effect on the Partnership's income and cash flow in 1995, and it will be even more beneficial in 1996 as a result of the full amortization of the mortgage loan on that property in March 1996. Rental payments will be $1,749,000 before any reductions for any rents on space vacated by ASA. The ASA agreement ends in June 1997 and, although the Partnership has already been successful in remarketing some of the space already vacated by ASA, future cash flow from this property cannot be expected to rise to the level that will be achieved in 1996. Beginning on May 1, 1995, approximately 35% of the leasable space of the ASA property will be leased to the United States Postal Service (the "Postal Service"). The Partnership's share of rents will be $243,000. The Postal Service lease is not a net lease, and the Partnership will be responsible for certain operating costs. ASA will be entitled to one-third of rents, net of landlord costs, through the end of its lease term. Accordingly, the net cash flow which will be provided from the Postal Service lease will vary based on the level of operating costs incurred by the Partnership. Cash flow will not be significantly impacted by the disposition of the food service segment since its contribution to cash flow, net of debt service payments on the property, was only slightly positive. In addition, there are no rent increases scheduled in 1996. Rent increases are scheduled on three leases in 1997 and one lease in 1998. Interest on mortgage loans is expected to decrease as the Partnership's outstanding mortgage balances decreased by more than 30% between 1994 and 1995. The Partnership's $9,607,000 note payable is a variable rate obligation and interest will vary based on the short-term interest rate environment.

          Because of the long-term nature of the Partnership's net leases, inflation and changing prices have not unfavorably affected the Partnership's leasing revenues and net income. The Partnership's net leases generally provide for rent increases indexed to increases in the Consumer Price Index ("CPI") and may include caps on such CPI increases or other periodic mandated increases which should increase leasing revenues in the future. Future rent increases may be affected by changes in the method of calculating the CPI. Although there are indications that there may be legislation which considers changes to the CPI methodology, the Partnership cannot predict the outcome of any proposed changes relating the CPI formula. As the rate of inflation has been moderate in recent years, Management believes that hotel operations may not be significantly impacted by changing prices. In addition, Management believes that reasonable increases in costs may be partially or entirely offset by increases in room rates.

          Financial Condition
          -------------------

          Except for the hotel property, substantially all of the Partnership's properties are leased to corporate tenants under long-term net leases which generally require tenants to pay all operating expenses relating to the leased properties. The Partnership depends on cash flow from its net leases to meet operating expenses, service its debt, fund distributions and maintain adequate cash reserves. In addition, the Partnership maintains cash reserves to fund major outlays such as capital improvements and balloon debt payments. Such expenditures may also be funded from additional borrowing on the Partnership's real estate portfolio. The Partnership's cash and cash equivalents at December 31, 1995 of $4,968,000 decreased by $5,558,000 during the year. The decrease in cash was due to payment of a special distribution to partners of $6,860,000 ($150 per Limited Partnership Unit).

          In 1995, the Partnership's cash flows provided from operating activities and distributions received from the operating cash flow of an equity investment, together totalled $5,121,000. This amount was sufficient to pay quarterly distributions to partners of $3,575,000 and contribute $1,546,000 toward the payment of scheduled principal payment installments of $1,567,000.

          The Partnership's investing activities consisted of selling the Jupiter property and replacing furniture, fixtures and equipment at the hotel in the ordinary course of business and which are necessary for the hotel to remain competitive. A portion of the proceeds received on the sale were used to satisfy the mortgage loan on the property. As a result of successful negotiations with Holiday Inn, the hotel is currently in compliance with the Holiday Inn core modernization plan and will not be required to make any required capital improvements. The Partnership had originally estimated that it would be necessary to make $280,000 in improvements to remain in compliance.

          The Partnership's financing activities consist primarily of utilizing the cash flow from operations to pay distributions and meet scheduled principal payment obligations. During 1995, the Partnership used the remaining proceeds of the Mid-Continent sale to make a special distribution of $150 per Limited Partnership Unit representing a return to Limited Partners of 15% of the initial cost of a Unit. Based on current cash flow and cash balances, which remain above the historical levels prior to the Mid-Continent sale, the Partnership expects to continue to increase the rate of distributions paid to its partners. This may be affected by the Partnership's ability to remarket space at the ASA property after the termination of the ASA lease. The Partnership has significant unused borrowing capacity as it paid off a number of mortgage loans over the past several years and has several unleveraged properties subject to long-term leases including properties leased to The Gap, Inc., NYNEX and AutoZone, Inc.

          All of the Partnership's mortgage loans either fully amortize or come due over the next three years. A $1,000,000 balloon payment on the limited recourse mortgage loan collateralized by the Winn-Dixie Stores, Inc. is due in September 1996. The Livonia hotel and Swiss M-Tex, L.P. ("M-Tex") mortgage loans have balloon payments which total approximately $6,700,000 and are due in 1997. A balloon payment on the Sybron Acquisition Company ("Sybron") mortgage loan is due in 1998. As these properties, except for the hotel, remain subject to long-term leases and the hotel generates strong operating cash flow, the Partnership believes that its prospects for refinancing the loans are good. In the case of limited recourse mortgage financing which does not fully amortize over its term, the Partnership would be responsible for the balloon payment required, but only to the extent of its interest in the encumbered property since the holder of each such obligation has recourse only to the property collateralizing the debt. The balloon payment could be funded from several alternative sources as determined by management to be in the best interest of the Partnership at the time, such as obtaining new mortgage financing to satisfy the loan, seeking an extension of the loan with the existing lender, evaluating whether a payment could be funded from existing cash reserves, financing unleveraged properties, the sale of a property and use of proceeds from such sale or an increase in Partnership level unsecured debt. The Partnership also has a $9,606,837 loan obligation which matures in 1999 and is recourse to the Partnership's assets. The Partnership is in compliance with the financial covenants of the loan obligation at December 31, 1995.

          Three of the Partnership's lessees have purchase options which are exercisable as follows: 1997 - KSG, Inc. and M-Tex and 1998 - Sybron. The purchase options are all exercisable at the higher of (i) the Partnership's purchase cost for the properties and any prepayment charge that the Partnership would incur in paying off the mortgage loans on the properties or (ii) the fair market value of the properties as encumbered by their leases. In the event that both options are exercised in 1997, the Partnership would expect to receive proceeds, net of the amount necessary to pay off the M-Tex mortgage loan, of no less than $6,138,000. If the properties are sold, annual cash flow would be reduced by approximately $1,056,000.

          In connection with the purchase of its properties, the Partnership required sellers of such properties to perform environmental reviews. Management believes, based on the results of such reviews, that the Partnership's properties were in substantial compliance with Federal and state environmental statutes at the time properties were acquired. However, portions of certain properties have been subject to a limited degree of contamination, principally in connection with either leakage from underground storage tanks or surface spills from facility activities. In most instances where contamination has been identified, tenants are actively engaged in the remediation process and addressing identified conditions. Tenants are generally subject to environmental statutes and regulations regarding the discharge of hazardous materials and any related remediation obligations. In addition, the Partnership's leases generally require tenants to indemnify the Partnership from all liabilities and losses related to the leased properties. Accordingly, Management believes that the ultimate resolution of environmental matters will not have a material adverse effect on the Partnership's financial condition or liquidity.

          Effective January 1, 1995, the Partnership adopted the provisions of Statement of Financial Accounting Standards No. 121 - Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of ("SFAS 121"). Pursuant to SFAS 121, the Partnership assesses the recoverability of its real estate assets, including residual interests, based on projections of cash flows over the life of such assets. In the event that such cash flows are insufficient, the assets are adjusted to their estimated net realizable value. The adoption of SFAS 121 did not have a material effect on the Partnership's financial condition or results of operations.

                       REPORT of INDEPENDENT ACCOUNTANTS



To the Partners of
 Corporate Property Associates 7 -
 a California limited partnership
 and Subsidiaries:


        We have audited the accompanying consolidated balance sheets of Corporate Property Associates 7 - a California limited partnership and Subsidiaries as of December 31, 1994 and 1995, and the related consolidated statements of income, partners' capital and cash flows for each of the three years in the period ended December 31, 1995. We have also audited the financial statement schedule included on pages 24 to 27 of this Form 10-K. These financial statements and financial statement schedule are the responsibility of the General Partners. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

        We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the General Partners, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Corporate Property Associates 7 - a California limited partnership and Subsidiaries as of December 31, 1994 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. In addition, in our opinion, Schedule of Real Estate and Accumulated Depreciation as of December 31, 1995, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the financial information required to be included therein pursuant to Securities and Exchange Commission Regulation S-X Rule 12-28.



                                                     /s/Coopers & Lybrand L.L.P.
New York, New York
March 22, 1996

                        CORPORATE PROPERTY ASSOCIATES 7
                       - a California limited partnership
                                and SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                          December 31, 1994 and 1995

                                                       1994         1995
                                                    -----------  -----------
     ASSETS:
Real estate leased to others:
Accounted for under the
operating method:
     Land                                           $ 6,862,871  $ 6,552,033
     Buildings                                       25,709,286   25,296,740
                                                    -----------  -----------
                                                     32,572,157   31,848,773
     Accumulated depreciation                         5,407,880    6,185,070
                                                    -----------  -----------
                                                     27,164,277   25,663,703
 Net investment in direct financing leases           15,761,594   15,542,368
                                                    -----------  -----------
     Real estate leased to others                    42,925,871   41,206,071
Operating real estate, net of accumulated
depreciation of $5,124,728 in 1994
 and $3,762,695 in 1995                              11,755,801    8,343,020
Real estate held for sale                                            543,138
Cash and cash equivalents                            10,525,885    4,968,410
Accrued interest and rent receivable                     97,984       24,838
Other assets, net of accumulated amortization of
 $89,852 in 1994 and $148,276 in 1995                 1,559,084    1,143,067
                                                    -----------  -----------
       Total assets                                 $66,864,625  $56,228,544
                                                    ===========  ===========

LIABILITIES:
Mortgage notes payable                              $17,314,570  $11,928,751
Note payable                                          9,606,837    9,606,837
Accrued interest payable                                403,686      345,418
Accounts payable and accrued expenses                   961,073      708,394
Accounts payable to affiliates                           69,568      102,020
Prepaid and deferred income                             450,341      428,827
                                                    -----------  -----------
       Total liabilities                             28,806,075   23,120,247
                                                    -----------  -----------

Commitments and contingencies
PARTNERS' CAPITAL:
General Partners                                        113,032      110,512
Limited Partners (45,274 and 45,209 Limited
Partnership Units issued and outstanding
 in 1994 and 1995)                                   37,945,518   32,997,785
                                                    -----------  -----------
       Total partners' capital                       38,058,550   33,108,297
                                                    -----------  -----------
Total liabilities and
partners' capital                                   $66,864,625  $56,228,544
                                                    ===========  ===========

The accompanying notes are an integral part of the consolidated financial statements.

                        CORPORATE PROPERTY ASSOCIATES 7
                      - a California limited partnership
                               and SUBSIDIARIES

                       CONSOLIDATED STATEMENTS of INCOME
             For the years ended December 31, 1993, 1994 and 1995


                                                     1993          1994         1995
                                                 ------------  -----------  -----------
Revenues:
 Rental income                                   $ 3,432,139   $ 3,862,385  $ 4,298,952
 Interest income from direct financing leases      3,954,037     3,537,977    2,283,445
 Other interest income                               143,923       346,970      203,166
 Other income                                        191,015     1,271,691
 Revenues of hotel operations                      4,521,915     4,821,029    5,410,689
                                                 -----------   -----------  -----------
                                                  12,243,029    13,840,052   12,196,252
                                                 -----------   -----------  -----------

Expenses:
 Interest                                          3,324,398     3,537,640    2,456,129
 Depreciation                                      1,647,397     1,619,726    1,361,952
 General and administrative                          382,661       412,173      600,271
 Property expenses                                   537,014       317,277      299,608
 Amortization                                         22,864        78,528       70,067
 Writedown to net realizable value                 3,303,228       641,731      319,685
 Operating expenses of hotel operations            3,543,089     3,528,257    4,016,639
                                                 -----------   -----------  -----------
                                                  12,760,651    10,135,332    9,124,351
                                                 -----------   -----------  -----------

  (Loss) income before loss from equity
  investment, gains and losses,
  discontinued operations and
       extraordinary item                           (517,622)    3,704,720    3,071,901

 Loss from equity investment                          49,469       152,617      135,621
                                                 -----------   -----------  -----------

  (Loss) income before gains and losses,
  discontinued operations and
       extraordinary item                           (567,091)    3,552,103    2,936,280

Net (losses) gains on sale of real estate           (552,383)    7,814,474    1,019,362

Gains on sale of securities                          283,740       682,500
                                                 -----------   -----------  -----------
  (Loss) income from continuing
       operations                                   (835,734)   12,049,077    3,955,642

Earnings from discontinued operations                200,835      456,272      246,847
                                                 -----------   -----------  -----------
(Loss) income before extraordinary
  items                                             (634,899)  12,505,349    4,202,489


                                  (Continued)

                        CORPORATE PROPERTY ASSOCIATES 7
                      - a California limited partnership
                               and SUBSIDIARIES

                 CONSOLIDATED STATEMENTS of INCOME, Continued
             For the years ended December 31, 1993, 1994 and 1995

                                      1993        1994          1995

                                  ----------- -----------   -----------
Extraordinary gain (loss) on
extinguishment of debt                879,433    (511,503)    1,323,858
                                  ----------- ------------  -----------


     Net income                   $   244,534 $11,993,846   $ 5,526,347
                                  =========== ===========   ===========

Net (loss) income allocated to:
 Individual General Partner       $    46,898 $   140,990   $    55,263
                                  =========== ===========   ===========

 Corporate General Partner        $   262,109 $   286,822   $   225,350
                                  =========== ===========   ===========

 Limited Partners                 $   (64,473)$11,566,034   $ 5,245,734
                                  =========== ===========   ===========

Net (loss) income per Unit:
  (45,274 Limited Partnership
  Units in 1993 and 1994 and
  45,242 weighted average Limited
  Partnership Units in 1995):
   Continuing operations             $ (23.85)   $ 256.62    $    83.31
   Discontinued operations               4.17        9.47          5.13
   Extraordinary items                  18.26      (10.62)        27.51
                                     --------   -----------  ----------
                                     $  (1.42)  $  255.47    $   115.95
                                     ========   ===========  ==========



The accompanying notes are an integral part of the consolidated financial statements.

                        CORPORATE PROPERTY ASSOCIATES 7
                      - a California limited partnership
                               and SUBSIDIARIES

                 CONSOLIDATED STATEMENTS of PARTNERS' CAPITAL
             For the years ended December 31, 1993, 1994 and 1995


                                                Partners' Capital Accounts
                                           ----------------------------------------------
                                                                              Limited
                                                                              Partners'
                                                     General       Limited    Amount Per
                                           Total     Partners      Partners    Unit (a)
                                     ------------   -----------  ------------ ----------
Balance, December 31, 1992           $ 32,015,489    $(252,067)  $ 32,267,556   $ 713

Distributions                          (2,948,590)    (176,916)    (2,771,674)    (61)

Net income (loss), 1993                   244,534      309,007        (64,473)     (1)
                                     ------------    ---------   ------------   -----

Balance, December 31, 1993             29,311,433     (119,976)    29,431,409     651

Distributions                          (3,246,729)    (194,804)    (3,051,925)    (67)

Net income, 1994                       11,993,846      427,812     11,566,034     255
                                     ------------    ---------   ------------   -----

Balance, December 31, 1994             38,058,550      113,032     37,945,518     839

Distributions                         (10,434,626)    (283,133)   (10,151,493)   (224)

Purchase of Limited Partner Units         (41,974)                    (41,974)     (1)

Net income, 1995                        5,526,347      280,613      5,245,734     116
                                     ------------    ---------   ------------   -----

Balance, December 31, 1995           $ 33,108,297    $ 110,512   $ 32,997,785   $ 730
                                     ============    =========   ============   =====




(a) Based on weighted average Units issued and outstanding during the periods.



The accompanying notes are an integral part of the consolidated financial statements.

                        CORPORATE PROPERTY ASSOCIATES 7
                      - a California limited partnership
                               and SUBSIDIARIES
                     CONSOLIDATED STATEMENTS of CASH FLOWS
             For the years ended December 31, 1993, 1994 and 1995

                                                              1993          1994          1995
                                                          ------------  ------------- -------------
Cash flows from operating activities:
  Net income                                              $   244,534   $ 11,993,846   $  5,526,347
  Adjustments to reconcile net income to net
  cash provided by operating activities:
   Depreciation and amortization                            1,670,261      1,698,254      1,432,019
   Extraordinary (gain) loss on extinguishment of debt       (879,433)       511,503     (1,323,858)
   Net losses (gains) on sales                                268,643     (8,496,974)    (1,019,361)
  Noncash consideration received in connection
  WITH SETTLEMENTS                                                          (346,105)
  Cash receipts on operating leases (less) greater
     than income recognized                                   (90,316)        40,807        170,647
   Writedown to net realizable value                        3,303,228        641,731        319,685
   Amortization of deferred income                            (30,352)       (60,930)       (21,514)
   Accretion of mortgage principal                            133,000
   Loss from equity investment                                 49,469        152,617        135,621
  Deferred rental income recognized in connection
     with disposition of properties                                         (811,101)
   Restructuring fees collected                               240,740        722,222
  Net change in operating assets and liabilities,
     net of disposition of food service assets               (774,726)      (698,639)      (129,810)
                                                          -----------   ------------   ------------
      Net cash provided by operating activities             4,135,048      5,347,231      5,089,776
                                                          -----------   ------------   ------------
Cash flows from investing activities:
  Additional capitalized costs                               (257,575)      (164,292)      (180,758)
  Proceeds from sales                                       1,331,630     19,257,324      4,148,903
  Distributions received from equity investment                 3,578         38,281         31,457
  Capital contribution to limited partnership                    (595)
                                                          -----------   ------------   ------------
      Net cash provided by investing activities             1,077,038     19,131,313      3,999,602
                                                          -----------   ------------   ------------
Cash flows from financing activities:
  Distributions to partners                                (2,948,590)    (3,246,729)   (10,434,626)
  Payments of mortgage principal                             (740,044)      (739,391)    (1,567,369)
  Prepayments of mortgage payable                          (9,488,485)   (12,763,584)    (2,602,884)
  Purchase of Limited Partnership Units                                                     (41,974)
  Proceeds from note payable                                9,606,837
  Deferred financing costs, net of reimbursement             (346,654)         6,292
  Payments in connection with extinguishment of debt          (46,083)      (469,550)
                                                          -----------   ------------   ------------
      Net cash used in financing activities                (3,963,019)   (17,212,962)   (14,646,853)
                                                          -----------   ------------   ------------

      Net increase in cash and cash equivalents             1,249,067      7,265,582     (5,557,475)

Cash and cash equivalents, beginning of year                2,011,236      3,260,303     10,525,885
                                                          -----------   ------------   ------------

      Cash and cash equivalents, end of year              $ 3,260,303   $ 10,525,885   $  4,968,410
                                                          ===========   ============   ============

          The 1995 extraordinary gain on extinguishment of debt of $1,323,858 was comprised of $1,215,566 forgiveness of principal and $108,292 of accrued interest thereon.

The accompanying notes are an integral part of the consolidated financial statements.

                        CORPORATE PROPERTY ASSOCIATES 7
                      - a California limited partnership
                               and SUBSIDIARIES

                  NOTES to CONSOLIDATED FINANCIAL STATEMENTS

1.      Summary of Significant Accounting Policies:
        -------------------------------------------

Basis of Consolidation:
- -----------------------

    The consolidated financial statements include the accounts of Corporate
        Property Associates 7, a wholly-owned subsidiary and a 99% owned subsidiary (collectively, the "Partnership").

Use of Estimates:
- -----------------

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Real Estate Leased to Others:
- -----------------------------

    Real estate is leased to others on a net lease basis, whereby the tenant is generally responsible for all operating expenses relating to the property, including property taxes, insurance, maintenance, repairs, renewals and improvements.

    The Partnership diversifies its real estate investments among various corporate tenants engaged in different industries and by property type throughout the United States.

    The leases are accounted for under either the direct financing or operating methods. Such methods are described below:

            Direct financing method - Leases accounted for under the direct
            -----------------------
            financing method are recorded at their net investment (Note 5). Unearned income is deferred and amortized to income over the lease terms so as to produce a constant periodic rate of return on the Partnership's net investment in the lease.

            Operating method - Real estate is recorded at cost, revenue is
            ----------------
            recognized as rentals are earned and expenses (including depreciation) are charged to operations as incurred. When scheduled rents vary during the lease term, income is recognized on a straight-line basis so as to produce a constant periodic rent.

    Substantially all of the Partnership's leases provide for either scheduled rent increases, periodic rent increases based on formulas indexed to increases in the Consumer Price Index or sales overrides.


Operating Real Estate:
- ----------------------

  Land, buildings and personal property are carried at cost. Major renewals and improvements are capitalized to the property accounts, while replacements, maintenance and repairs which do not improve or extend the lives of the respective assets are expensed currently.

Long-Lived Assets:
- ------------------

  Effective January 1, 1995, the Partnership adopted the provisions of Statement of Financial Accounting Standards No. 121 - Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of ("SFAS 121"). Pursuant to SFAS 121, the Partnership assesses

                        CORPORATE PROPERTY ASSOCIATES 7
                      - a California limited partnership
                               and SUBSIDIARIES

     NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued

        the recoverability of its real estate assets, including residual interests, based on projections of cash flows over the life of such assets. In the event that such cash flows are insufficient, the assets are adjusted to their estimated net realizable value. The adoption of SFAS 121 did not have a material effect on the Partnership's financial condition or results of operations.

Real Estate Held for Sale:
- --------------------------

     Real estate held for sale is accounted for at the lower of cost or net realizable value.

Depreciation:
- -------------

     Depreciation is being computed using the straight-line method over the estimated useful lives of the properties which range from 5 to 30 years.

Cash Equivalents:
- -----------------

     The Partnership considers all short-term, highly liquid investments that are both readily convertible to cash and have a maturity of generally three months or less at the time of purchase to be cash equivalents. Items classified as cash equivalents include commercial paper and money market funds. Substantially all of the Partnership's cash and cash equivalents at December 31, 1994 and 1995 were held in the custody of three financial institutions.

Other Assets:
- -------------

     Included in other assets are deferred rental income, deferred charges, inventory (principally food and beverages for the hotel), organization costs and an investment in a limited partnership. Deferred rental income is the aggregate difference for operating method leases between scheduled rents which vary during the lease term and income recognized on a straight-line basis. Inventory is stated at the lower of cost or market using the FIFO (first in, first out) method. Deferred charges are primarily costs incurred in connection with mortgage note financings and refinancings and are deferred and amortized on a straight-line basis over the terms of the mortgages. The Partnership's 50% interest in a limited partnership is accounted for under the equity method, i.e. at cost, increased or decreased by the Partnership's share of earnings or losses, less distributions.

Deferred Rental Income:
- -----------------------

    Deferred rental income recognized in connection with the amendment of two of the Partnership's leases, one of which was terminated in October 1994, is being amortized on a straight-line basis from the date of the amendments through the end of the initial terms of the leases (20.5 and 23 years) or date of sale, if sooner.

Income Taxes:
- -------------

    A partnership is not liable for income taxes as each partner recognizes his proportionate share of the partnership income or loss in his tax return. Accordingly, no provision for income taxes is recognized for financial statement purposes.

Reclassifications:
- ------------------
    Certain 1993 and 1994 amounts have been reclassified to conform to the 1995 presentation.

                        CORPORATE PROPERTY ASSOCIATES 7
                       - a California limited partnership
                                and SUBSIDIARIES

     NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued

2.      Partnership Agreement:
        ----------------------

     The Partnership was organized on February 3, 1986 under the Revised Uniform
        Limited Partnership Act of the State of California for the purpose of engaging in the business of investing in and leasing industrial and commercial real estate. The Corporate General Partner purchased 100 Limited Partnership Units in connection with the Partnership's public offering. The Partnership will terminate on December 31, 2010, or sooner, in accordance with the terms of the Amended Agreement of Limited Partnership (the "Agreement").

     The Agreement provides that the General Partners are allocated 6% (1% to the Individual General Partner, William P. Carey, and 5% to the Corporate General Partner, Seventh Carey Corporate Property, Inc.) and the Limited Partners are allocated 94% of the profits and losses as well as distributions of Distributable Cash From Operations, as defined, except as described below. The General Partners may be entitled to certain incentive fees during the liquidation stage of the Partnership. A division of W.P. Carey & Co., Inc. ("W.P. Carey"), is engaged in the real estate brokerage business and the Partnership may sell properties through the division and pay subordinated real estate commissions as provided in the Agreement. The division could ultimately earn up to approximately $724,000 of real estate commissions due to the sales of properties between 1990 and 1995, which amount will be retained by the Partnership unless subordination provisions of the Agreement are satisfied.

    In accordance with the Agreement, the General Partners were allocated a portion of the 1993 and 1994 gains on sale in order to eliminate their negative balances as well as a portion of the related tax gains. This did not affect the allocation of cash distributions to Partners. The Partnership paid a special distribution of $6,859,597 in 1995 related to the sales which distribution was allocated 1% to the Individual General Partner and 99% to the Limited Partners in accordance with the Agreement.

3.      Transactions with Related Parties:
        ----------------------------------

    Under the Agreement, W.P. Carey and other affiliates are also entitled to receive property management and leasing fees and reimbursement of certain expenses incurred in connection with the Partnership's operations. General and administrative expense reimbursements consist primarily of the actual cost of personnel needed in providing administrative services necessary for the operation of the Partnership. Property management and leasing fees and general and administrative expense reimbursements incurred are summarized as follows:

                                                    1993      1994      1995
                                                  --------  --------  --------
          Property management and leasing fees    $173,032  $135,794  $102,753
          General and administrative
            expense reimbursements                 109,226   113,171   123,492
                                                  --------  --------  --------
                                                  $282,258  $248,965  $226,245
                                                  ========  ========  ========

    During 1993, 1994 and 1995, fees aggregating $75,799, $23,426 and $67,230 respectively, were incurred for legal services performed by a firm in which the Secretary of the Corporate General Partner and other affiliates is a partner.

The Partnership is a participant in an agreement with W.P. Carey and other affiliates for the purpose of leasing office space used for the administration of real estate entities and W.P. Carey and for sharing the associated costs. Pursuant to the terms of the agreement, the Partnership's share of rental, occupancy and leasehold improvement costs is based on adjusted gross revenues, as defined. Net expenses incurred in 1993, 1994 and 1995 were $39,995 $51,874, and $90,569,

                        CORPORATE PROPERTY ASSOCIATES 7
                       - a California limited partnership
                                and SUBSIDIARIES

     NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued

        respectively. The increase in 1995 is due, in part, to certain nonrecurring costs incurred in connection with the relocation of the Partnership's offices.

    The Partnership's ownership interests in certain properties are jointly held with affiliated entities as tenants-in-common or limited partners with the Partnership's interests in such jointly held properties ranging from 24.74% to 65.5172%. The Partnership accounts for its assets and liabilities relating to tenants-in-common interests on a proportional basis.

4.      Real Estate Leased to Others Accounted for Under the Operating Method
        ---------------------------------------------------------------------
        and Operating Real Estate:
        --------------------------

A.      Real Estate Leased to Others:
        -----------------------------

    The scheduled minimum future rentals, exclusive of renewals, under noncancellable operating leases amount to approximately $4,218,000 in 1996, $3,286,000 in 1997, $2,410,000 in 1998, $2,412,000 in 1999,
        $2,315,000 in 2000 and aggregate approximately $23,421,000 through 2013. Contingent rentals were approximately $129,000, $139,000 and $138,000 in 1993, 1994 and 1995, respectively.

B.      Operating Real Estate:
        ----------------------
    Operating real estate, at cost, is summarized as follows:

                                       December 31,
                                    1994         1995
                                 -----------  -----------
            Land                 $ 4,550,688  $ 2,050,688
            Building               9,354,875    8,250,352
            Personal property      2,974,966    1,804,675
                                 -----------  -----------
                                  16,880,529   12,105,715
            Less, Accumulated
             depreciation          5,124,728    3,762,695
                                 -----------  -----------
                                 $11,755,801  $ 8,343,020
                                 ===========  ===========

5.  Net Investment in Direct Financing Leases:
    ------------------------------------------

      Net investment in direct financing leases is summarized as follows:

                                       December 31,
                                       ------------
                                   1994          1995
                                -----------  -----------

Minimum lease payments
  receivable                    $33,946,223  $31,518,276
 Unguaranteed residual value     15,761,594   15,542,368
                                -----------  -----------
                                 49,707,817   47,060,644
 Less, Unearned income           33,946,223   31,518,276
                                -----------  -----------
                                $15,761,594  $15,542,368
                                ===========  ===========

      The scheduled minimum future rentals, exclusive of renewals, under noncancellable direct financing leases amount to approximately $1,888,000 in 1996, $1,885,000 in each of the years 1997 to 2000 and aggregate approximately $31,518,000 through 2014.

      Contingent rentals were approximately $394,000, $490,000 and $322,000 in 1993, 1994 and 1995, respectively.

                        CORPORATE PROPERTY ASSOCIATES 7
                       - a California limited partnership
                                and SUBSIDIARIES
             NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued


        Future minimum ground lease commitments for certain properties occupied by AutoZone, Inc. aggregate $946,000 through 2005.

6.      Mortgage Notes Payable and Note Payable:
        ----------------------------------------

        A. Mortgage Notes Payable:
           -----------------------

           Mortgage notes payable, all of which are nonrecourse to the Partnership and the partners, are collateralized by real property with a carrying amount of approximately $29,785,000, before accumulated depreciation and the assignment of various leases. As of December 31, 1995, mortgage notes payable bear interest at rates varying from 9.22% to 11.25% per annum and mature from 1996 to 1998. Scheduled principal payments during each of the next three years following December 31, 1995 are as follows:

          Year Ending December 31,
          ------------------------
                    1996                 $ 1,706,980
                    1997                   6,753,569
                    1998                   3,468,202
                                         -----------
                    Total                $11,928,751
                                         ===========

        B. Note Payable:
           -------------

           The $9,606,837 note payable is a recourse obligation of the Partnership and provides for quarterly payments of interest at a floating rate equal to the London Inter-Bank Offered Rate ("LIBOR") plus 4.25% per annum (9.97% at December 31, 1995). The note payable matures in July 1999, at which time a balloon payment for the entire outstanding principal will be due.

           Covenants under the credit agreement include a requirement that the Partnership may not incur any additional debt unless the new debt replaces existing debt and does not exceed a maximum nonrecourse debt limitation of $36,897,696 less an adjustment for subsequent scheduled principal amortization on existing nonrecourse loans plus closing costs of any new nonrecourse loans. Additionally, the Partnership must maintain certain debt coverage ratios and maintain a minimum consolidated net worth and aggregate appraised property value of $15,000,000. The debt coverage ratio requires the Partnership to maintain ratios of free operating cash flow to the debt service on the note ranging from 3:1 to 3.4:1 over the terms of the agreement. The Partnership is in compliance with such terms at December 31, 1995.

           The credit agreement requires the Partnership to offer the lender the proceeds from property sales as a prepayment of the note payable. The lender has declined to accept all mandatory offers of proceeds by the Partnership to date.

           Interest paid was $4,010,425, $3,426,650 and $2,467,322 in 1993, 1994 and 1995, respectively.

                                   Continued

                        CORPORATE PROPERTY ASSOCIATES 7
                       - a California limited partnership
                                and SUBSIDIARIES

             NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued

7.      Distributions to Partners:
        --------------------------

           Distributions are declared and paid to partners quarterly and are summarized as follows:


                                                                               Limited
Year Ending                  Distributions Declared  Distributions Declared  Partners' Per
December 31,                  to General Partners     to Limited Partners     Unit Amount
- ---------------------------  ----------------------  ----------------------  -------------
     1993                            $176,916              $ 2,771,674          $ 61.22
                                     ========              ===========          =======
     1994                            $194,804              $ 3,051,925          $ 67.41
                                     ========              ===========          =======
     1995:

  Quarterly distributions            $214,536              $ 3,360,393          $ 74.25
  Special distribution -
       Note 12                         68,597                6,791,100           150.00
                                     --------              -----------          -------
                                     $283,133              $10,151,493          $224.25
                                     ========              ===========          =======

Distributions of $51,827 to the General Partners and $811,954 to the Limited Partners for the quarter ended December 31, 1995 were declared and paid in January 1996.

8.  Income for Federal Tax Purposes:
    --------------------------------

       Income for financial statement purposes differs from income for Federal income tax purposes, because of the difference in the treatment of certain items for income tax purposes and financial statement purposes. A reconciliation of accounting differences is as follows:

                                          1993          1994          1995
                                      ----------   -----------   -----------
Net income per Consolidated
  Statements of Income                $  244,534   $11,993,846   $ 5,526,347
Excess tax depreciation                 (921,909)     (825,140)     (549,851)
Difference in tax treatment of gains on
  sales of real estate                               2,645,850    (1,889,176)
Writedown to net realizable value      3,303,228       641,731       319,685
Other                                   (534,066)     (861,038)       44,808
                                      ----------   -----------   -----------
  Net income reported for
   Federal income tax purposes        $2,091,787   $13,595,249   $ 3,451,813
                                      ==========   ===========   ===========

                                   Continued

                        CORPORATE PROPERTY ASSOCIATES 7
                       - a California limited partnership
                                and SUBSIDIARIES

             NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued

9.      Industry Segment Information:
        -----------------------------

        The Partnership's operations consist of the investment in and the leasing of industrial and commercial real estate and the operation of a food service facility and a hotel business.

        In 1993, 1994 and 1995, the Partnership earned its total commercial and industrial leasing revenues (rental income plus interest income from financing leases) from the following lease obligors:

                                    1993      %       1994      %       1995      %
                                 ----------  ---   ----------  ---   ----------  ---
Advanced System
   Applications, Inc.            $  711,373   10%  $1,145,003   15%  $1,578,632   24%
 The Gap, Inc.                      922,373   12      927,568   13      927,568   14
 Sybron Acquisition Company         712,314   10      819,162   11      819,162   13
 KSG, Inc.                          765,913   10      785,273   11      832,566   13
 Swiss M-Tex, L.P.                  514,555    7      518,774    7      546,095    8
 AutoZone, Inc. (1)                 457,690    6      462,076    6      466,473    7
 Northern Automotive, Inc.          374,355    5      388,763    5      388,830    6
 Various other obligors             439,098    6      411,893    6      387,445    6
 NVRyanL.P.                         541,176    7      310,807    4      291,556    4
 NYNEX                              215,600    3      215,600    3      215,600    3
 Winn-Dixie Stores, Inc.            128,470    2      128,470    2      128,470    2
 Mid-Continent Bottlers, Inc.     1,603,259   22    1,286,973   17
                                 ----------  ---   ----------  ---   ----------  ---
                                 $7,386,176  100%  $7,400,362  100%  $6,582,397  100%
                                 ==========  ===   ==========  ===   ==========  ===


(1) Rental income is net of ground lease rental expense of $93,000, $97,000 and $101,000 in 1993, 1994 and 1995, respectively (see Note 5).

     The summarized results of the Partnership's share of the hotel operations are as follows:

                                               1993          1994          1995
                                           ------------  ------------  ------------
  Revenues                                 $ 4,521,915   $ 4,821,029   $ 5,410,689
  Fees paid to hotel management company        (80,276)     (136,412)     (112,423)
  Other operating expenses                  (3,462,813)   (3,391,845)   (3,904,216)
                                           -----------   -----------   -----------
  Partnership's interest in hotel
  Operating Income                         $   978,826   $ 1,292,772   $ 1,394,050
                                           ===========   ===========   ===========

10. Discontinued Operations:
    ------------------------

    On December 20, 1995, the Partnership sold the food service facility in Jupiter, Florida, at which it operated a restaurant, for $4,140,000, recognizing a gain on the sale of $1,019,362. In connection with the sale, it satisfied the two mortgage note obligations on the property and recognized an extraordinary gain on extinguishment of debt of $1,323,858.

                                   Continued

                        CORPORATE PROPERTY ASSOCIATES 7
                       - a California limited partnership
                                and SUBSIDIARIES

             NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued


        In January 1994, the terms of the loan collateralized by the property were modified by dividing the loan into two notes with balances of $2,700,000 ("Note A") and $1,082,883 ("Note B"), respectively.
              Under the modification, interest and principal payments on Note B were deferred. In accordance with the terms of the 1994 loan modification agreement, the $1,082,883 balance of Note B plus accrued interest thereon was forgiven upon payment of Note A, resulting in an extraordinary gain of $1,323,858 on extinguishment of debt. The Partnership used a portion of the sales proceeds to pay off the $2,603,000 balance of Note A.

        During 1993, Management determined that the net realizable value of its investment in the Jupiter property was impaired. As a result, the Partnership recorded a writedown to estimated net realizable value of $2,900,000 in 1993.

        In connection with sale of the Jupiter property, the Partnership did not incur any gain or loss on the disposal of the food service business. Results for the food service operation business segment for 1993, 1994 and 1995 have been reclassified in the accompanying Consolidated Financial Statements as discontinued operations and are as follows:

                                     1993          1994          1995
                                 ------------  ------------  ------------
     Net sales                   $ 4,439,918   $ 4,035,009   $ 3,821,631
     Cost of goods sold           (1,211,427)   (1,181,181)   (1,165,386)
     Other operating expenses     (3,027,656)   (2,397,556)   (2,409,398)
                                 -----------   -----------   -----------
                                 $   200,835   $   456,272   $   246,847
                                 ===========   ===========   ===========


11.     Hotel Property in Livonia, Michigan:
        ------------------------------------

        On November 20, 1987, the Partnership and Corporate Property Associates
              6 ("CPA(R):6"), an affiliate, purchased a Holiday Inn in Livonia, Michigan as tenants-in-common with 65.5172% and 34.4828% interests, respectively, and entered into a net lease with Brock Hotel Corporation which subsequently changed its name to Integra - A Hotel and Restaurant Company ("Integra"). Integra subsequently assigned its interest in the lease to a wholly-owned subsidiary, Livonia Inn Management, Inc., while Integra remained the guarantor of the lease.

        As a result of Integra's financial condition, the subsidiary stopped paying rent in May 1992 with Integra subsequently filing a voluntary bankruptcy petition in July 1992. Both of these events were defaults under the lease as well as the mortgage note collateralized by the Livonia property. In August 1992, pursuant to a letter of agreement, the Partnership and CPA(R):6 assumed control of the hotel operations.

        In September 1993, the mortgage loan on the property of approximately
              $12,000,000 (of which the Partnership's share was approximately $7,862,064) was restructured. In consideration for a mortgage principal payment of $4,000,000, the annual interest rate on the mortgage loan was reduced from a fixed rate of 10.9% to LIBOR plus 3.5% retroactive to June 1992 and the lender agreed not to accelerate the loan. CPA(R):6 advanced the Partnership's share of the mortgage prepayment which was repaid in November 1993. In connection with providing the advance, CPA(R):6 received $90,000 from the Partnership based on a formula pursuant to a fairness opinion provided by an independent investment banking firm.

                                   Continued

                        CORPORATE PROPERTY ASSOCIATES 7
                       - a California limited partnership
                                and SUBSIDIARIES

             NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued


        On March 8, 1994, the Partnership and CPA(R):6, executed a settlement agreement with the Hallwood Group, Inc. ("Hallwood Group"), Integra's largest shareholder, under which the Partnership and CPA(R):6 agreed to surrender a promissory note made by Hallwood Group, which had been pledged by Integra to the Partnership and CPA(R):6 as additional security to Integra's lease obligation, in exchange for $150,000 in cash, a $500,000 promissory note from Hallwood Group and an equity participation having a potential value of up to $500,000 from the Hallwood Group. The $500,000 note bears interest at 8% per annum and matures no later than March 8, 1998 and, subject to certain conditions, is redeemable at an earlier date. The note is collateralized by the Hallwood Group's pledge of 446,345 of its limited partnership units of Hallwood Realty Partners, L.P. ("Hallwood Realty"), a publicly traded limited partnership. The pledged units represent 5.2% of all outstanding limited partnership units of Hallwood Realty. Under the settlement agreement, the Hallwood Group has the obligation to pay to the Partnership and CPA(R):6 an amount equal to 25% of the increase in value of the Hallwood Realty units of up to $500,000, from March 1994 to the note maturity date. If the price per unit increases to $9 or greater, the Partnership and CPA(R):6 may, subject to certain restrictions, receive a payment from the Hallwood Group representing the 25% appreciation of the pledged units prior to the note maturity date. At December 31, 1995, the pledged limited partner units had a market value of $16.50 per unit.

        The Partnership's share of the cash proceeds and the note receivable of $425,862 are included in other income in 1994.

12.     Gains and Losses on Sale:
        -------------------------

        A. In October 1994, the Partnership sold its properties leased to Mid-Continent Bottlers, Inc.'s ("Mid-Continent") to the lessee for $17,800,000 and sold the Partnership's 3.29% limited partnership interest in Midcon Bottlers, L.P., an affiliate of Mid-Continent, for $700,000.

           In connection with the sales, the Partnership recognized gains of $7,814,474 and $682,500, respectively. The Partnership used $3,895,320 of the sales proceeds to satisfy the Mid-Continent mortgage loan. In addition, the Partnership used a portion of the proceeds to prepay certain mortgage loans on properties which remain subject to leases. In January 1995, the Partnership used a portion of the proceeds to pay a special distribution to limited partners of $6,791,000 ($150 per Limited Partnership Unit) and $68,597 to a general partner.

              The Partnership purchased the Mid-Continent properties in December 1986 for $9,984,200. Upon sale of the properties, $321,000 of deferred rental income was recognized and included in other income in 1994.

        B. In August 1993, the Partnership sold excess land on property in Travelers Rest, South Carolina leased to Swiss M-Tex, L.P. ("M Tex"). The Partnership realized a gain of $156,486 from the sale and used the net proceeds of $166,600 to prepay a portion of the mortgage note collateralized by the property.

                                   Continued

                        CORPORATE PROPERTY ASSOCIATES 7
                       - a California limited partnership
                                and SUBSIDIARIES

             NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued

In December 1993, the Partnership sold a property in Phoenix, Arizona to its lessee, Overnite Transportation Company ("Overnite"), and incurred a loss on the sale of $708,869. The Overnite lease included an option to purchase the property for $925,000.

In connection with the transfer of Mid-Continent's interest in the Hazelwood, Missouri property to Tandem Holdings, Inc. ("Tandem") in 1986, the Partnership received warrants to purchase shares of Tandem's common stock. In February 1993, in connection with the merger of Tandem with another company, the Partnership sold the warrants and realized a gain of $283,740.

13.     Properties Formerly Leased to NVRyan, L.P.:
        -------------------------------------------

Pursuant to a restructuring agreement with NVRyan L.P. ("NVRyan") in September
        1993, which was reached in connection with the confirmation by the Bankruptcy Court of NVRyan's reorganization plan, NVRyan was permitted to sever four properties from its lease in exchange for restructuring fees of $2,600,000 (of which the Partnership's share was $962,962). For financial reporting purposes, the fees were deferred and are being amortized over the remaining term of the NVRyan lease. In connection with the sale of the two properties in 1994, $490,101 of such deferred fees were recognized and included in other income.

In August 1994, the Partnership and CPA(R):8 sold a property formerly leased to NVRyan in Jefferson, Georgia for $844,778 (of which the Partnership's share was $312,880), net of costs. In addition, the Partnership and CPA(R):8 sold the property in Plant City, Florida in April 1994 to an NVRyan sublessee for $1,200,000 (of which the Partnership's share was $444,444). No gain or loss was recognized on the sales as the properties were written down prior to the sales to an amount equal to the estimated sales proceeds. A writedown of $484,296 was recognized on the Jefferson property in 1994 and a writedown of $403,328 was recognized on the Plant City property in 1993.

In June 1994, the Partnership and Corporate Property Associates 8, L.P.
        ("CPA(R):8"), an affiliate, entered into a contract to sell the vacant Fredricksburg, Virginia property for $728,500 (of which the Partnership's share was $269,815), net of costs. Subsequently, the potential buyer withdrew its offer to buy the Fredricksburg, Virginia property. Although the transaction was not consummated, the Partnership's interest in the property was written down in 1994 by $157,433 to an amount equal to the anticipated net proceeds.

14. Equity Investment:
    ------------------

The Partnership and CPA(R):8 own 50% interests in a limited partnership which in September 1993 purchased a leasehold interest in a hotel property in Topeka, Kansas subleased to Hotel Corporation of America. Summarized financial information of the limited partnership is as follows:

                                                            (In thousands)
                                                December 31, 1994   December 31, 1995
                                                ------------------  ------------------
     Assets, net of accumulated depreciation               $8,395              $7,905
     Mortgage notes payable                                 8,866               8,715
     Other liabilities                                         14                  10
     Partners' capital                                       (485)               (820)

                        CORPORATE PROPERTY ASSOCIATES 7
                       - a California limited partnership
                                and SUBSIDIARIES

             NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued


                                         Year Ended December 31
                                         -----------------------
                                          1994    1995
                                          ----    ----
     Rental income                       $ 844   $ 866
     Interest expense                     (642)   (631)
     Other operating expenses             (506)   (505)
                                          -----   -----
       Net loss                          $(304)  $(270)
                                          =====   =====


15.     Extraordinary Gains and Losses on Extinguishment of Debt:
        ---------------------------------------------------------

A. As fully described in Note 10, in connection with the sale of the Jupiter, Florida property in December 1995, the Partnership recognized an extraordinary gain on extinguishment of debt of $1,323,808.

B. In December 1994, the Partnership paid off $1,886,148 of the mortgage loan on the AutoZone, Inc. ("AutoZone") and NYNEX properties. In connection with paying off the mortgage loan, the Partnership incurred an extraordinary charge of $136,260 on the extinguishment of debt consisting of a prepayment premium of $94,307 and the writeoff of $41,953 in unamortized financing costs.

In December 1994, the Partnership, through a newly formed subsidiary, paid off mortgage loans of $4,587,600 and $1,902,158 on The Gap, Inc. ("Gap") and KSG, Inc. ("KSG") properties, respectively. In connection with the paying off of the Gap mortgage loan, the Partnership incurred a prepayment premium of $375,243, resulting in an extraordinary charge on the extinguishment of debt.

C. In November 1993, the Partnership obtained financing of $9,606,837 and used a portion of the proceeds to pay off the mortgage loans collateralized by the properties formerly leased to Yellow Front Stores, Inc. ("Yellow Front"). The Yellow Front loan, which had a principal balance of $4,725,516 was satisfied with a payment of $3,800,000, resulting in an extraordinary gain of $879,433 in 1993 on the extinguishment of debt, net of related costs incurred.


16.     Properties Leased to Advanced System Applications, Inc.:
        --------------------------------------------------------

The Partnership and CPA(R):8 own property in Bloomingdale, Illinois, as tenants-in-common with 33.64% and 66.36% ownership interests, respectively which is leased to Advanced System Applications, Inc. ("ASA"). In July 1994 the Partnership and CPA(R):8 entered into a lease modification agreement with ASA which allows ASA to terminate its lease in June 1997 instead of June 2003. Under the modification agreement, annual rent increased to $5,200,000 (of which the Partnership's share is $1,749,280) from $1,850,000 (of which the Partnership's share was $622,340). In consenting to the modification, the mortgage loan payments were substantially increased so that the loan fully amortized on March 1, 1996. Although ASA is obligated to make its lease payments through June 1997, it is in the process of vacating the property. To the extent that the Partnership and CPA(R):7 enter into new leases for any vacated space, ASA is entitled to one-third of all rentals received, net of any landlord costs, during the remaining term of its lease.

                        CORPORATE PROPERTY ASSOCIATES 7
                      - a California limited partnership
                               and SUBSIDIARIES

             NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued


On January 31, 1996, the Partnership and CPA(R):8 entered into a lease with the United States Postal Service (the "Postal Service"). The lease has a 10-year term commencing May 1, 1996 with annual rentals of $722,800 (of which the Partnership's share will be $243,150), increasing to $822,800 after five years. The Partnership and CPA(R):8 retain the obligation to provide maintenance and support services to the lessee. The lease provides for rent escalations in 1998 based on increases in certain operating costs incurred by the Partnership and CPA(R):8. In addition, the Postal Service will reimburse the Partnership and CPA(R):8 for its pro rata share of real estate taxes. The Postal Service has an option to terminate the lease after five years and right of first refusal on space vacated by ASA.

The Partnership and CPA(R):8 will provide the Postal Service a tenant improvement allowance of up to $600,000 (of which the Partnership's share is $201,840).

17.     Subsequent Events:
        ------------------

On February 12, 1996, the Partnership sold a property located in Denham Springs,
        Louisiana and leased to AutoZone, Inc. ("AutoZone") for $431,779, net of costs. AutoZone's lease allows it to purchase back those leased retail stores it judges to be uneconomical and the Denham Springs property was so deemed. On February 14, 1996, the Partnership sold its property in Monte Vista, Colorado for $186,090, net of costs. No gain or loss will be reported in 1996, as the Monte Vista property was written down by $319,685 at December 31, 1995 to an amount equal to the net sales proceeds received by the Partnership.

The two properties have been reclassified as real estate held for sale in the accompanying consolidated financial statements. Solely as a result of the sales, annual cash flow will decrease by approximately $61,000.

18.     Disclosures About Fair Value of Financial Instruments:
        ------------------------------------------------------

The carrying amounts of cash, accounts receivable and amounts payable and accrued expenses approximate fair value because of the short maturity of these items.

The Partnership estimates that the fair value of mortgage notes payable approximates the carrying amount of such mortgage notes at December 31, 1995. The fair value of debt instruments was evaluated using a discounted cash flow model with discount rates which take into account the credit of the tenants and interest rate risk.

The Partnership's note payable is a variable rate obligation indexed to the London Inter-Bank Offered Rate. Accordingly, the carrying amount of the note payable approximates fair value as of December 31, 1995.

                        CORPORATE PROPERTY ASSOCIATES 7
                       - a California limited partnership
                                and SUBSIDIARIES
             SCHEDULE of REAL ESTATE AND ACCUMULATED DEPRECIATION
                            as of December 31, 1995

                                                                             Costs
                                            Initial Cost to Partnership   Capitalized     Decrease
                                            ---------------------------  Subsequent to     In Net
 Description                 Encumbrances   Land            Buildings    Acquisition(a) Investment(c)
 -----------                 ------------   ----            ---------    -------------- -------------
Operating method:
 Retail store leased to
 Winn Dixie Stores, Inc.      $1,000,000                   $1,215,000     $ 35,870

Manufacturing facilities
 leased to Swiss
 M-Tex, L.P.                   1,807,212  $ 420,440         4,379,560        1,300      $  (127,721)

Land leased to
 AutoZone, Inc.                             994,740                         13,949

Retail stores formerly
 leased to Yellow
 Front Stores, Inc.                       4,934,160          3,897,549     329,838       (2,238,493)

Office facility leased to
 NYNEX                                      275,363          1,955,820      24,093

Distribution Center
 leased to The Gap, Inc.                    694,187          8,075,813      39,212

Land leased to Sybron
  Acquisition Company            108,162    183,632                          1,012

Office facility leased
 to Advanced System
 Applications, Inc.              490,587    499,554          4,990,408      18,978

Manufacturing and office
 facility leased to
 Allied Plywood, Inc.                       244,887           715,924        3,884

Manufacturing and office
 facility formerly leased
 to NVRyan, L.P.                             32,614           410,838        1,793         (175,431)
                             ----------- ----------       -----------     --------      ------------
                              $3,405,961 $8,279,577       $25,640,912     $469,929      $(2,541,645)
                             =========== ==========       ===========     ========      ============

                                                                                                             Life on which
                                                                                                              Depreciation
                                Gross Amount at which Carrie                                                   in Latest
                                at Close of Period(b)(d)                                                       Statement
                                --------------------------------------       Accumulated                       of Income
     Description                Land         Building            Total     Depreciation(d)   Date Aquired     is Computed
     -----------                ----         ---------           -----     ---------------   ------------    -------------
Operating method:
 Retail store leased to
 Winn Dixie Stores, Inc.                    $ 1,250,870       $ 1,250,870    $  356,149       June 17, 1987       30 yrs.

Manufacturing facilities
 leased to Swiss
 M-Tex, L.P.                    $ 292,719     4,380,860         4,673,579     1,216,891       August 24, 1987     30 yrs.

Land leased to
 AutoZone, Inc.                 1,008,689                       1,008,689                     August 24, 1987       N/A

Retail stores formerly
 leased to Yellow
 Front Stores, Inc.             3,332,294     3,590,760         6,923,054       682,253       January 29, 1988    30 yrs.

Office facility leased to
 NYNEX                            275,363     1,979,913         2,255,276       522,477       January 29, 1988    30 yrs.

Distribution Center
 leased to The Gap, Inc.          694,187     8,115,025         8,809,212     2,130,194       February 16, 1988   30 yrs.

Land leased to Sybron
  Acquisition Company             184,644                         184,644                     December 22, 1988      N/A

Office facility leased
 to Advanced System
 Applications, Inc.               499,554     5,009,386         5,508,940      1,210,615      September 29, 1988  30 yrs.

Manufacturing and office
 facility leased to
 Allied Plywood, Inc.             244,887       719,808           964,695         53,985      March 31, 1989      30 yrs.

Manufacturing and office
 facility formerly leased
 to NVRyan, L.P.                   19,696       250,118           269,814         12,506      March 31, 1989      30 yrs.
                               ----------   -----------       ------------    -----------
                               $6,552,033   $25,296,740       $31,848,773     $6,185,070
                               ==========   ===========       ============    ===========


See accompanying notes to Schedule.

                        CORPORATE PROPERTY ASSOCIATES 7
                      - a California limited partnership
                               and SUBSIDIARIES
             SCHEDULE of REAL ESTATE AND ACCUMULATED DEPRECIATION
                            as of December 31, 1995

                                                 Initial Cost
                                                 to Partnership                         Costs
                                             ------------------------                 Capitalized         Decrease
                                                                          Personal    Subsequent to       in Net
Description                   Encumbrances      Land        Buildings     Property    Acquisition(a)     Investment(c)
- ---------------------------   ------------   -----------   -----------   -----------  -------------      -------------
Direct financing method:

Manufacturing and warehouse
 facility leased to
 KSG, Inc. (formerly
 Tandem Holdings, Inc.)                      $1,099,700     $ 3,598,220                 $    104

Retail stores leased to
 AutoZone, Inc.                                               2,758,373                   31,795

Manufacturing and office
 facility leased to Sybron
 Acquisition Company          $3,497,253        490,942       5,537,640                   33,093

Manufacturing and office
 facility leased to
 NVRyan L.P.                                    211,382       1,684,371                   96,748
                              ------------   -----------    ------------                --------
                              $3,497,253     $1,802,024     $13,578,604                 $161,740
                              ============   ===========    ============                ========

Operating real estate (e):
 Hotel facility located
 in Livonia, Michigan         $5,025,537     $2,050,688     $ 8,130,685    $1,480,689   $443,653
                              ============   ===========    ============   ==========   ========

Real estate held for sale:
   AutoZone, Inc.                            $  136,124     $   216,522                 $  4,404
   Property in Monte Vista, CO.                 182,673         435,618                                    $(352,416)
                                             -----------    ------------                --------           ----------
                                             $  318,797     $   652,140                 $  4,404           $(352,416)
                                             ==========     ============                ========           ==========

                                                                                                                   Life on which
                              Gross Amount at which Carried                                                         Depreciation
                                at Close of Period (b)                                                               in Latest
                              ----------------------------------                                                    Statement of
                                          Personal                                  Accumulated                   Income Operations
Description                      Land        Proerty      Building      Total     Depreciation(e)  Date Acquired     is Computed
- ---------------------------    ----------   ----------   ----------  ----------  ---------------- --------------  -----------------
Direct financing method:

Manufacturing and warehouse
 facility leased to
 KSG, Inc. (formerly
 Tandem Holdings, Inc.)                                              $ 4,698,024                  March 12, 1987

Retail stores leased to
 AutoZone, Inc.                                                        2,790,168                  August 28, 1987

Manufacturing and office
 facility leased to Sybron
 Acquisition Company                                                   6,061,675                  December 22, 1988

Manufacturing and office
 facility leased to
 NVRyan L.P.                                                           1,992,501                  March 31, 1989
                                                                     -----------
                                                                     $15,542,368
                                                                     ===========

Operating real estate (e):
 Hotel facility located                                                                           November 20, 1987
 in Livonia, Michigan          $2,050,688   $9,250,352   $1,804,675  $12,105,715   $3.762,695
                               ==========   ==========   ==========  ===========   ==========
Real estate held for sale:                                                                        August 24, 1987 and
   AutoZone, Inc.              $  137,824                $  219,226  $   357,050                  August 28, 1987
   Property in Monte Vista, CO     76,948                   188,927      265,875   79,787         January 29, 1987
                               ----------                ----------  -----------   ------
                               $  214,772                $  408,153  $   622,925   79,787
                               ==========                ==========  ===========   ======

See accompanying notes to Schedule.

                        CORPORATE PROPERTY ASSOCIATES 7
                       - a California limited partnership
                                and SUBSIDIARIES
                        NOTES TO SCHEDULE of REAL ESTATE
                          AND ACCUMULATED DEPRECIATION


(a) Consists of acquisition costs including legal fees, appraisal fees, title costs as well as other related professional fees and capital improvements at various properties.

(b) At December 31, 1995, the aggregate cost of real estate owned for Federal income tax purposes is $61,148,788.

(c) The decrease in net investment is due to the writedowns and sales of properties.

(d)

                                     Reconciliation of Real Estate Accounted
                                     ---------------------------------------
                                          for Under the Operating Method
                                          ------------------------------

                                                     December 31,
                                           ------------------------------
                                              1994                1995
                                           -----------        -----------
Balance at beginning
  of period                                $33,563,870        $32,572,157
Reclassification to real
  estate held for sale                                           (403,699)
Writedown to net realizable value             (175,431)          (319,685)
  Sales of property                           (816,282)
                                           -----------        -----------
 Balance at close of period                $32,572,157        $31,848,773
                                           ===========        ===========


                                      Reconciliation of Accumulated Depreciation
                                      ------------------------------------------

                                                       December 31,
                                              -----------------------------
                                                 1994               1995
                                              ----------         ----------
Accumulated depreciation
at beginning of period                        $4,564,879         $5,407,880
Reclassification to real
estate held for sale                                                (79,787)
 Writeoff resulting from sale of property        (32,022)
 Depreciation expense                            875,023            856,977
                                              ----------         ----------
 Balance at close of period                   $5,407,880         $6,185,070
                                              ==========         ==========



                                  (Continued)

                        CORPORATE PROPERTY ASSOCIATES 7
                       - a California limited partnership
                                and SUBSIDIARIES
                        NOTES TO SCHEDULE of REAL ESTATE
                    AND ACCUMULATED DEPRECIATION - Continued



(e)

                                        Reconciliation of Operating Real Estate
                                        ---------------------------------------

                                                        December 31,
                                              ------------------------------
                                                 1994               1995
                                              -----------        -----------
Balance at beginning
  of period                                   $16,716,237        $16,880,529

Additions during period                           164,292            180,758

  Sale of property                                                (4,955,572)
                                              -----------        -----------
Balance at close of
  period                                      $16,880,529        $12,105,715
                                              ===========        ===========

                                  Reconciliation of Accumulated Depreciation for
                                  ----------------------------------------------
                                                Operating Real Estate
                                                ---------------------

                                                      December 31,
                                            ------------------------------
                                               1994                1995
                                            ----------         -----------
Accumulated depreciation
  at beginning of period                    $4,380,025         $ 5,124,728

Depreciation expense                           744,703             504,975

Writeoff resulting from sale
  of property                                                   (1,867,008)
                                            ----------         -----------
Balance at close of
  period                                    $5,124,728         $ 3,762,695
                                            ==========         ===========

PROPERTIES

 LEASE                                                                       TYPE OF OWNERSHIP
OBLIGOR                     TYPE OF PROPERTY           LOCATION                  INTEREST
- -------------------------  ------------------  ------------------------  -------------------------

NYNEX                      Office and Service  Milton, Vermont           Ownership of land
                           Facility                                      and building

THE GAP, INC.              Distribution        Erlanger, Kentucky        Ownership of land
                           Center                                        and building

SWISS M-TEX, L.P.          Manufacturing       Travelers Rest            Ownership of land
                           Facilities          and Liberty,              and buildings (1)
                                               South Carolina

KSG, INC.                  Manufacturing,      Hazelwood,                Ownership of land
                           Warehouse and       Missouri                  and building
                           Distribution
                           Facility

      (2)                  Hotel               Livonia,                  Ownership of a
                                               Michigan                  65.5172% interest
                                                                         in land and building (1)

AUTOZONE, INC.             Retail Stores       Pensacola (3),            Ownership of land
                                               Panama City, and          and buildings,
                                               Jacksonville,             except as noted
                                               Florida;
                                               Baton Rouge-2 (3),
                                               Hammond and
                                               St. Peters-2,
                                               Michigan;
                                               Shelby, Kannapolis (3),
                                               and Morgantown (3),
                                               North Carolina;
                                               East Ridge (3) and
                                               Knoxville (3),
                                               Tennessee

Various Lease              Retail Stores       Scottsdale, Casa          Ownership of land
Obligors including                             Grande, Apache            and buildings
NORTHERN AUTOMOTIVE,                           Junction, Glendale,
INC.                                           and Mesa, Arizona;
                                               Silver City, New Mexico;
                                               Denver, Colorado;
                                               Colville, Washington

WINN DIXIE                 Supermarket         Bay Minette,              Ownership of a
STORES, INC.                                   Alabama                   building and a
                                                                         leasehold interest
                                                                         in land (1)

LEASE                                                           TYPE OF OWNERSHIP
OBLIGOR                TYPE OF PROPERTY         LOCATION             INTEREST
- --------------------  -------------------  ------------------  --------------------

ADVANCED SYSTEM       Office Building      Bloomingdale,       Ownership of a
APPLICATIONS, INC.                         Illinois            33.64% interest in
AND UNITED STATES                                              and building
POSTAL SERVICE                                                 (1)

SYBRON ACQUISITION    Office and           Romulus, Michigan;  Ownership of a
COMPANY               Manufacturing        Dubuque, Iowa;      24.74% interest in
                      Facilities           Portsmouth,         land and buildings
                                           New Hampshire;      (1)
                                           Penfield, New York;
                                           Glendora,
                                           California

NVRYAN L.P.           Manufacturing        Thurmont,           Ownership of a
                      Facilities           Maryland and        37.037% interest in
                                           Farmington,         land and buildings
                                           New York

HOTEL CORPORATION     Hotel                Topeka,             50% ownership of a
OF AMERICA                                 Kansas              limited partnership
                                                               which owns land and
                                                               building (1)

ALLIED PLYWOOD,       Manufacturing        Manassas,           Ownership of a
INC.                  Facility             Virginia            37.037% interest in
                                                               land and buildings

      (4)             Manufacturing        Fredricksburg,      Ownership of a
                      Facility             Virginia            37.037% interest in
                                                               land and building

(1) These properties are encumbered by mortgage notes payable.
(2) These properties are operated by Registrant.
(3) Ownership of building with ground lease of land.
(4) This property is vacant.

MARKET FOR THE PARTNERSHIP'S EQUITY AND RELATED
    UNITHOLDER MATTERS
- --------------------------------------------------------------------------------

        Except for limited or sporadic transactions, there is no established public trading market for the Limited Partnership Units of the Partnership.

        As of December 31, 1995, there were 2,269 holders of record of the Limited Partnership Units of the Partnership.

        In accordance with the requirements of the Partnership's Amended Agreement of Limited Partnership (the "Agreement") contained as Exhibit A to the Prospectus, the Corporate General Partner expects to continue to make quarterly distributions of Distributable Cash From Operations, as defined, in the Agreement. The following table shows the frequency and amount of distributions paid per Unit since 1992:

Cash Distributions Paid Per Unit
                                     1993    1994    1995
                                    ------  ------  -------

          First quarter             $15.23  $15.50  $170.83 (a)
          Second quarter             15.28   15.63    17.74
          Third quarter              15.33   16.25    17.81
          Fourth quarter             15.38   20.03    17.87
                                    ------  ------  -------
                                    $61.22  $67.41  $224.25
                                    ======  ======  =======

(a) Includes a special distribution of $150 per Limited Partnership Unit.



REPORT ON FORM 10-K
- --------------------------------------------------------------------------------

        The Corporate General Partner will supply to any owner of Limited Partnership Units, upon written request and without charge, a copy of the Annual Report on Form 10-K for the year ended December 31, 1995 as filed with the Securities and Exchange Commission.

DIRECTORS AND SENIOR OFFICERS


        The Partnership has no directors or officers. The directors and senior officers of the Corporate General Partner are as follows:

     William Polk Carey       Chairman of the Board
                              Director

     Francis J. Carey         President
                              Director

     George E. Stoddard       Chairman of the Investment Committee
                              Director

     Raymond S. Clark         Chairman of the Executive Committee
                              Director

     Madelon DeVoe Talley     Vice Chairman of the Board
                              Director

     Stephen H. Hamrick       Director

     Barclay G. Jones III     Executive Vice President
                              Director

     Lawrence R. Klein        Chairman of the Economic Policy Committee
                              Director

     Claude Fernandez         Executive Vice President
                              Chief Administrative Officer

     Howard J. Altmann        Senior Vice President

     H. Augustus Carey        Senior Vice President

     John J. Park             Senior Vice President
                              Treasurer

     Debra E. Bigler          First Vice President

     Ted G. Lagried           First Vice President

     Anthony S. Mohl          First Vice President

     Michael D. Roberts       First Vice President
                              Controller

     The directors and senior officers of W. P. Carey & Co., Inc. are substantially the same as above.

        A description of the business experience of each director of the Corporate General Partner is set forth below:

        William Polk Carey, Chairman and Chief Executive Officer, has been active in lease financing since 1959 and a specialist in net leasing of corporate real estate property since 1964. Before founding W.P. Carey & Co., Inc. ("W.P. Carey") in 1973, he served as Chairman of the Executive Committee of Hubbard, Westervelt & Mottelay (now Merrill Lynch Hubbard), head of Real Estate and Equipment Financing at Loeb Rhoades & Co. (now Lehman Brothers), head of Real Estate and Private Placements, Director of Corporate Finance and Vice Chairman of the Investment Banking Board of duPont Glore Forgan Inc. A graduate of the University of Pennsylvania's Wharton School of Finance, Mr. Carey is a Governor of the National Association of Real Estate Investment Trusts (NAREIT). He also serves on the boards of The Johns Hopkins University and its medical school, The James A. Baker III Institute for Public Policy at Rice University, and other educational and philanthropic institutions. He founded the Visiting Committee to the Economics Department of the University of Pennsylvania and co-founded with Dr. Lawrence R. Klein the Economics Research Institute at that university.

        Francis J. Carey was elected President and a Managing Director of W.P. Carey in April 1987, having served as a Director since its founding in 1973. He served as a member of the Executive Committee and Board of Managers of the Western Savings Bank of Philadelphia from 1972 until its takeover by another bank in 1982 and is former chairman of the Real Property, Probate and Trust Section of the Pennsylvania Bar Association. Mr. Carey served as a member of the Board of Overseers of the School of Arts and Sciences of the University of Pennsylvania from 1983 through 1990 and has served as a member of the Board of Trustees of the Investment Program Association since 1990. From April 1987 until August 1992, he served as counsel to Reed Smith Shaw & McClay, counsel for Registrant, the General Partners, the CPA(R) Partnerships and W.P. Carey and some of its affiliates. A real estate lawyer of more than 30 years' experience, he holds A.B. and J.D. degrees from the University of Pennsylvania.

        George E. Stoddard, Chief Investment Officer, was until 1979 head of the bond department of The Equitable Life Assurance Society of the United States, with responsibility for all activities related to Equitable's portfolio of corporate investments acquired through direct negotiation. Mr. Stoddard was associated with Equitable for over 30 years. He holds an A.B. degree from Brigham Young University, an M.B.A. from Harvard Business School and an LL.B. from Fordham University Law School.

        Raymond S. Clark is former President and Chief Executive Officer of the Canton Company of Baltimore and the Canton Railroad Company. A graduate of Harvard College and Yale Law School, he is presently a Director and Chairman of the Executive Committee of W.P. Carey and served as Chairman of the Board of W.P. Carey from its founding in 1973 until 1982. He is past Chairman of the Maryland Industrial Development Financing Authority.

        Madelon DeVoe Talley, Vice Chairman, is a member of the New York State Controller's Investment Committee, a Commissioner of the Port Authority of New York and New Jersey, former CIO of New York State Common Retirement Fund and New York State Teachers Retirement System. She also served as a managing director of Rothschild, Inc. and as the President of its asset management division. Besides her duties at W.P. Carey, Mrs. Talley is also a former Governor of the N.A.S.D. and is a director of Biocraft Laboratories, a New York Stock Exchange company. She is an alumna of Sarah Lawrence College and the graduate school of International Affairs at Columbia University.

        Stephen H. Hamrick is the former Executive Vice President and Managing Director of Wall Street Investor Services where he completed the sale and turnaround of its bank based brokerage business. Previously, he served six years as the Director of Private Investments for PaineWebber Incorporated. From 1975 until joining PaineWebber in 1988, Mr. Hamrick was associated with E.F. Hutton & Company (and the successor firm Shearson Lehman Hutton Inc.), where he held the position of First Vice President and National Director of Private Placements. Mr. Hamrick is a former Chairman of the Securities Industry Association's Direct Investment Committee and the Investment Program Association. He is a Certified Financial Planner and was graduated with degrees in English and Economics from Duke University.

        Barclay G. Jones III, Executive Vice President, Managing Director, and co-head of the Investment Department. Mr. Jones joined W.P. Carey as Assistant to the President in July 1982 after his graduation from the Wharton School of the University of Pennsylvania, where he majored in Finance and Economics. He was elected to the Board of Directors of W.P. Carey in April 1992. Mr. Jones is also a Director of the Wharton Business School Club of New York.

        Lawrence R. Klein, Chairman of the Economic Policy Committee since 1984, is Benjamin Franklin Professor of Economics Emeritus at the University of Pennsylvania, having joined the faculty of Economics and the Wharton School in 1958. He holds earned degrees from the University of California at Berkeley and Massachusetts Institute of Technology and has been awarded the Nobel Prize in Economics as well as over 20 honorary degrees. Founder of Wharton Econometric Forecasting Associates, Inc., Dr. Klein has been counselor to various corporations, governments, and government agencies including the Federal Reserve Board and the President's Council of Economic Advisers.

        Claude Fernandez, Chief Administrative Officer, Managing Director, and Executive Vice President, joined W.P. Carey in 1983. Previously associated with Coldwell Banker, Inc. for two years and with Arthur Andersen & Co., he is a Certified Public Accountant. Mr. Fernandez received his B.S. degree in Accounting from New York University in 1975 and his M.B.A. in Finance from Columbia University Graduate School of Business in 1981.

        Howard J. Altmann, Senior Vice President, Investment Department, joined W.P. Carey in August 1990. He was a securities analyst at Goldman Sachs & Co. for the retail industry from 1986 to 1988. Mr. Altmann received his undergraduate degree in economics and finance from McGill University and his M.B.A. from the Stanford University Graduate School of Business.

        H. Augustus Carey, Senior Vice President, returned to W.P. Carey in 1988. Mr. Carey previously worked for W.P. Carey from 1979 to 1981 as Assistant to the President. Prior to rejoining W.P. Carey, Mr. Carey served as a loan officer of the North American Department of Kleinwort Benson Limited in London, England. He received an A.B. from Amherst College in 1979 and an M.Phil. in Management Studies from Oxford University in 1984. Mr. Carey is a trustee of the Oxford Management Centre Associates Council.

        John J. Park, Senior Vice President and Treasurer, joined W.P. Carey as an Investment Analyst in December 1987. Mr. Park received his undergraduate degree from Massachusetts Institute of Technology and his M.B.A. in Finance from New York University.

        Debra E. Bigler, First Vice President, joined W.P. Carey in 1989 as an assistant marketing director, rising to her present position where she bears responsibility for investor services throughout the southern United States. She was previously employed by E. F. Hutton & Company for nine years where she began as a Marketing Associate in Private Placement, Sales and Marketing and was then promoted to Regional Director.

        Ted G. Lagreid, First Vice President, joined W.P. Carey in 1994 and is regional director responsible for investor services in the western United States. Prior to joining the firm, he was a Vice President with Shurgard Capital Group, then for Sun America where he was an executive in its mutual funds group. He earned an A.B. from the University of Washington, received an M.P.A. from the University of Puget Sound and then spent eight years in the city of Seattle's Office of Management and Budget and Department of Community Development. Mr. Lagreid was a commissioner of the City of Oakland, California, serving on its Community and Economic Advisory Commission.

        Anthony S. Mohl, First Vice President, Director of Portfolio Management, joined W.P. Carey as Assistant to the President after receiving his M.B.A. from the Columbia University Graduate School of Business. Mr. Mohl was employed as an analyst in the strategic planning group at Kurt Salmon Associates after receiving an undergraduate degree from Wesleyan University.

        Michael D. Roberts joined W. P. Carey as a Second Vice President and Assistant Controller in April 1989 and is currently First Vice President and Controller. Prior to joining W.P. Carey, Mr. Roberts was employed by Coopers & Lybrand, where he attained the title of audit manager. A certified public accountant, Mr. Roberts received a B.A. from Brandeis University and an M.B.A. from Northeastern University.