Form 10-Q
period 1996-03-31
CORPORATE PROPERTY ASSOCIATES 7
filed 1996-05-15
CIK 789459

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended                MARCH 31, 1996
                              -------------------------------------------------
                                      or

[ ] TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

For the transition period from                to _______________________________

Commission file number                0-15778
                      __________________________________________________________

       CORPORATE PROPERTY ASSOCIATES 7, a CALIFORNIA LIMITED PARTNERSHIP
________________________________________________________________________________
            (Exact name of registrant as specified in its charter)


         CALIFORNIA                                           13-3327950
________________________________________________________________________________
(State or other jurisdiction of incorporation                (I.R.S. Employer
or organization)                                           Identification No.)

50 ROCKEFELLER PLAZA, NEW YORK, NEW YORK                           10020
________________________________________________________________________________
(Address of principal executive offices)                          (Zip Code)

                                (212)  492-1100
________________________________________________________________________________
              (Registrant's telephone number, including area code)


________________________________________________________________________________
  (Former name, former address and former fiscal year, if changed since last report)


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

                                                        [_] Yes   [_] No

                        CORPORATE PROPERTY ASSOCIATES 7
                      - a California limited partnership



                                     INDEX



                                                            Page No.
                                                            --------

PART I
- ------

Item 1. - Financial Information*

           Consolidated Balance Sheets, December 31, 1995
           and March 31, 1996                                     2

           Consolidated Statements of Income for the three
           months ended March 31, 1995 and 1996                   3

           Consolidated Statements of Cash Flows for the three
           months ended March 31, 1995 and 1996                   4

           Notes to Consolidated Financial Statements             5-7

Item 2. - Management's Discussion of Operations                   8


PART II
- -------

Item 6. - Exhibits and Reports on Form 8-K                        9

Signatures                                                        10



*The summarized financial information contained herein is unaudited; however in the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included.

                        CORPORATE PROPERTY ASSOCIATES 7
                       - a California limited partnership

                                    PART I
                                    ------

                        Item 1. - FINANCIAL INFORMATION
                        -------------------------------

                          CONSOLIDATED BALANCE SHEETS


                                                December 31,    March 31,
                                                    1995           1996
                                                -------------  ------------
                                                   (Note)      (Unaudited)

                ASSETS:
   Land, buildings and personal property,
     net of accumulated depreciation of
     $9,947,765 at December 31, 1995 and
     $10,234,135 at March 31, 1996               $34,006,723   $33,749,816
   Net investment in direct financing leases      15,542,368    15,542,368
   Real estate held for sale                         543,138
   Cash and cash equivalents                       4,968,410     5,517,590
   Accrued interest and rents receivable              24,838        20,647
   Other assets                                    1,143,067     1,056,499
                                                 -----------   -----------
         Total assets                            $56,228,544   $55,886,920
                                                 ===========   ===========


             LIABILITIES:

   Mortgage notes payable                        $11,928,751   $11,561,166
   Note payable                                    9,606,837     9,606,837
   Accrued interest payable                          345,418       336,131
   Accounts payable and accrued expenses             708,394       550,291
   Accounts payable to affiliates                    102,020        93,697
   Prepaid and deferred rental income                428,827       435,549
                                                 -----------   -----------
         Total liabilities                        23,120,247    22,583,671
                                                 -----------   -----------


        PARTNERS' CAPITAL:

   General Partners                                  110,512       118,472

   Limited Partners (45,209 Limited
   Partnership Units issued and outstanding
   at December 31, 1995 and March 31, 1996)       32,997,785    33,184,777
                                                 -----------   -----------
         Total partners' capital                  33,108,297    33,303,249
                                                 -----------   -----------

         Total liabilities and
           partners' capital                     $56,228,544   $55,886,920
                                                 ===========   ===========

   The accompanying notes are an integral part of the consolidated financial statements.


   Note: The balance sheet at December 31, 1995 has been derived from the audited consolidated financial statements at that date.

                        CORPORATE PROPERTY ASSOCIATES 7
                       - a California limited partnership

                 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                                                  Three Months Ended
                                                    March 31, 1995    March 31, 1996
                                                  ------------------  --------------
Revenues:
  Rental income from operating leases                       $1,076,977      $1,051,680
  Interest income from direct financing leases                 559,137         557,020
  Other interest income                                         65,581          62,782
  Revenue of hotel operations                                1,221,915       1,355,341
                                                            ----------      ----------
                                                             2,923,610       3,026,823
                                                            ----------      ----------

Expenses:
  Interest expense                                             660,220         497,727
  Operating expenses of hotel operations                       925,679       1,009,592
  Depreciation                                                 321,048         286,370
  General and administrative                                   213,973         104,000
  Property expense                                              64,415         105,112
  Amortization                                                  17,517           7,216
                                                            ----------      ----------
                                                             2,202,852       2,010,017
                                                            ----------      ----------
    Income before loss from equity investments,
      gain on sales of real estate and earnings
      from discontinued operations                             720,758       1,016,806

Loss from equity investment                                     36,496          32,803
                                                            ----------      ----------

    Income before gain on sales of real estate and
      earnings from discontinued operations                    684,262         984,003

Gain on sales of real estate                                                    74,729
                                                            ----------      ----------

    Income from continuing operations                          684,262       1,058,732

Earnings from discontinued operations                          303,905
                                                            ----------      ----------

    Net income                                              $  988,167      $1,058,732
                                                            ==========      ==========

Net income allocated to
    General Partners                                       $   59,290      $   59,787
                                                           ==========      ==========

Net income allocated to
    Limited Partners                                       $  928,877      $  998,945
                                                           ==========      ==========


Net income per Unit
  (45,274 and 45,209 Limited Partnership
  Units at March 31, 1995 and 1996)
   Income from continuing operations                       $   14.21       $    22.10
   Earnings from discontinued operations                        6.31
                                                          ----------       ----------
                                                          $    20.52       $    22.10
                                                          ==========       ==========

     The accompanying notes are an integral part of the consolidated financial statements.

                        CORPORATE PROPERTY ASSOCIATES 7
                       - a California limited partnership


               CONSOLIDATED STATEMENTS of CASH FLOWS (UNAUDITED)


                                                                        Three Months Ended
                                                                              March 31,
                                                                            ------------
                                                                       1995          1996
                                                                   ------------  ------------
     Cash flows from operating activities:
      Net income                                                   $   988,167   $ 1,058,732
      Adjustments to reconcile net income
        to net cash provided by operating activities:
        Depreciation and amortization                                  338,565       293,586
        Other noncash items                                             37,244        37,284
        Loss from equity investment                                     36,496        32,803
        Gain on sale of real estate                                                  (74,729)
        Net change in operating assets and liabilities                  33,341      (163,851)
                                                                   -----------   -----------

         Net cash provided by operating activities                   1,433,813     1,183,825
                                                                   -----------   -----------

     Cash flows from investing activities:
      Additional capitalized costs                                     (12,912)      (29,463)
      Distributions from equity investment                               2,947         8,316
      Proceeds from sales of real estate, net                                        617,867
                                                                   -----------   -----------

         Net cash (used in) provided by investing activities            (9,965)      596,720
                                                                   -----------   -----------

     Cash flows from financing activities:
      Distributions to partners                                     (7,862,949)     (863,780)
      Payments on mortgage principal                                  (364,304)     (367,585)
                                                                   -----------   -----------

         Net cash used in financing activities                      (8,227,253)   (1,231,365)
                                                                   -----------   -----------

           Net increase (decrease) in cash and cash equivalents     (6,803,405)      549,180

     Cash and cash equivalents, beginning of period                 10,525,885     4,968,410
                                                                   -----------   -----------

           Cash and cash equivalents, end of period                $ 3,722,480   $ 5,517,590
                                                                   ===========   ===========


     Supplemental disclosure of cash flows information:

           Interest paid                                           $   612,867    $  507,014
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

                        CORPORATE PROPERTY ASSOCIATES 7
                       - a California limited partnership

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)



     Note 1.  Basis of Presentation:
              ---------------------

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1995.



     Note 2.  Distributions to Partners:
              -------------------------

     Distributions declared and paid to partners during the three months ended March 31, 1996 are summarized as follows:

     Quarter Ended General Partners Limited Partners Per Limited Partner Unit
     ------------- ---------------- ---------------- ------------------------

     December 31, 1995  $51,827       $811,953                $17.96
                        =======       ========                ======

     A distribution of $18.06 per Limited Partner Unit for the quarter ended March 31, 1996 was declared and paid in April 1996.


     Note 3.  Transactions with Related Parties:
              ---------------------------------

     For the three-month periods ended March 31, 1995 and 1996, the Partnership incurred management fees of $27,239 and $23,720, respectively, and general and administrative expense reimbursements of $26,326 and $37,499, respectively.

     The Partnership, in conjunction with certain affiliates, is a participant in a cost sharing agreement for the purpose of renting and occupying office space. Under the agreement, the Partnership pays its proportionate share of rent and other costs of occupancy. Net expenses incurred for the three months ended March 31, 1995 and 1996 were $38,359 and $21,223, respectively.

                        CORPORATE PROPERTY ASSOCIATES 7
                       - a California limited partnership


      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)



     Note 4.  Industry Segment Information:
              ----------------------------

     The Partnership's operations consist of the investment in and the leasing of industrial and commercial real estate and the operation of a hotel business. For the three-month periods ended March 31, 1996 and 1995, the Partnership earned its lease revenues (rental income plus interest income from financing leases) from the following lease obligors:


                                              1995      %       1996      %
                                           ----------  ----  ----------  ----
     Advanced System Applications, Inc.    $  394,658   25%  $  394,658   25%
     The Gap, Inc.                            231,892   14      231,892   14
     KSG, Inc.                                204,791   12      205,726   13
     Sybron Acquisition Company               204,445   12      204,800   12
     Swiss M-Tex, L.P.                        136,097    8      133,205    8
     AutoZone, Inc.                           108,591    7      105,194    7
     Northern Automotive, Inc.                 97,208    6       97,208    6
     Other                                     99,525    6       77,110    5
     NVRyan L.P.                               72,889    5       72,889    5
     NYNEX Corporation                         53,900    3       53,900    3
     Winn-Dixie Stores, Inc.                   32,118    2       32,118    2
                                           ----------  ---   ----------  ---
                                           $1,636,114  100%  $1,608,700  100%
                                           ==========  ===   ==========  ===


     Results for the Partnership's hotel operations of a Holiday Inn in Livonia, Michigan for the three-month periods ended March 31, 1996 and 1995 are summarized as follows:


                                                   1995         1996
                                                -----------  -----------
       Revenues                                 $1,221,915   $1,355,341
       Fees paid to hotel management company       (31,564)     (36,314)
       Other operating expenses                   (894,115)    (973,278)
                                                ----------   ----------
       Income from hotel operations             $  296,236   $  345,749
                                                ==========   ==========


     Note 5.  Discontinued Operations:
              -----------------------

     The Partnership sold its food service business in December 1995. Results for the food service business for the three-month period ended March 31, 1995 is summarized as follows:

                                                       1995
                                                        ----
          Sales                                     $1,517,310
          Cost of goods sold                          (431,900)
          Other operating expenses                    (781,505)
                                                    ----------
            Food service operating income           $  303,905
                                                    ==========

                        CORPORATE PROPERTY ASSOCIATES 7
                       - a California limited partnership


      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)



     Note 6.  Sales of Real Estate:
              --------------------

     On February 12, 1996, the Partnership sold a property located in Denham Springs, Louisiana to its lessee, AutoZone, Inc. ("AutoZone"), for $431,779, net of selling costs, realizing a gain of $74,729 on the sale. AutoZone's lease allows it to offer to purchase properties which it judges to be unsuitable for its continued use. In connection with the sale of the property, pursuant to the lease, annual rent from AutoZone will be reduced by $40,766.

     On February 14, 1996, the Partnership sold a property in Monte Vista, Colorado which had previously been leased to Yellow Front Stores, Inc. for $186,090, net of selling costs. As the property was written down to a net realizable value at December 31, 1995 to an amount equal to the net sales proceeds, no gain or loss was recognized on the sale. Annual rent from the Monte Vista property was $20,000.



     Note 7.  Property Leased to Advanced System Applications, Inc.:
              -----------------------------------------------------

     The Partnership and CPA(R):8 own property in Bloomingdale, Illinois, as tenants-in-common with 33.64% and 66.36% ownership interests, respectively which is leased to Advanced System Applications, Inc. ("ASA"). In July 1994 the Partnership and CPA(R):8 entered into a lease modification agreement with ASA which allows ASA to terminate its lease in June 1997 instead of June 2003. Under the modification agreement, annual rent increased to $5,200,000 (of which the Partnership's share is $1,749,280) from $1,850,000 (of which the Partnership's share was $622,340). In consenting to the modification, the mortgage loan payments were substantially increased so that the loan fully amortized on March 1, 1996. Although ASA is obligated to make its lease payments through June 1997, it is in the process of vacating the property. To the extent that the Partnership and CPA(R):8 enter into new leases for any vacated space, ASA is entitled to one-third of all rentals received, net of any landlord costs, during the remaining term of its lease.

     On January 31, 1996, the Partnership and CPA(R):8 entered into a lease with the United States Postal Service (the "Postal Service") for approximately 35% of the leasable space at the ASA property. The lease has a 10-year term commencing May 1, 1996 with annual rentals of $722,800 (of which the Partnership's share will be $243,150), increasing to $822,800 after five years. The Partnership and CPA(R):8 retain the obligation to provide maintenance and support services to the lessee. The lease provides for rent escalations in 1998 based on increases in certain operating costs of the property incurred by the Partnership and CPA(R):8. In addition, the Postal Service will reimburse the Partnership and CPA(R):8 for its pro rata share of real estate taxes. The Postal Service has an option to terminate the lease after five years and right of first refusal on space vacated by ASA.

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

                        CORPORATE PROPERTY ASSOCIATES 7
                       - a California limited partnership


                Item 2. - MANAGEMENT'S DISCUSSION OF OPERATIONS
                -----------------------------------------------



     Results of Operations:
     ---------------------

          The results of operations for the periods ended March 31, 1996 and 1995 are not directly comparable due to the sale of the Partnership's food service operations in December 1995. Excluding the results of the food service business for the three-month period ended March 31, 1995, which contributed $304,000 to 1995 net income, income before gain on the sales of real estate increased by $300,000 (or 44%) in 1996. The increase in income was due to an improvement in earnings from the hotel business and decreases in depreciation, interest and general and administrative expenses. These benefits were partially offset by an increase in property expenses. Lease revenues for the comparable periods were stable. The decrease in depreciation was due to the full depreciation of certain furniture, fixtures and equipment at the hotel property in Livonia, Michigan subsequent to March 31, 1995. The decrease in interest expense was due to the satisfaction of the Jupiter, Florida mortgage in December 1995 in connection with the sale of the food service business and the full amortization of the mortgage loan on the Advanced System Applications, Inc. ("ASA") property in March 1996. The decrease in general and administrative expenses was due, in part, to higher accruals for partnership level state franchise taxes in 1995. Hotel earnings benefitted from an increase in average room rates which offset a decrease in the occupancy rate from 78% to 74%.



     Financial Condition:
     -------------------

          There has been no material change in the Partnership's financial condition since December 31, 1995. Cash reserves increased by $549,000, primarily due to proceeds of $618,000 that was received from the sale of two properties. Although cash flow from operations and distributions from equity investments which totalled $1,193,000 was slightly less than the amounts used to pay cash distributions and scheduled mortgage principal payments, the Partnership will benefit from the commencement in May 1996 of the Partnership's lease with the United States Postal Service (the "Postal Service") and the satisfaction of the ASA loan. Annual rent from the Postal Service lease will be approximately $243,000 before operating costs; however, until June 1997, the Partnership is obligated to share one-third of Postal Service rentals, net of expenses, with ASA in lieu of reducing ASA's rent for relinquishing its space. With the satisfaction of the ASA loan, the Partnership's annual cash flow will increase by approximately $1,344,000 until the expiration of the ASA lease in June 1997.
     Accordingly, Management projects that cash flow from operations will substantially exceed the amounts needed to meet distribution objectives and scheduled mortgage principal installments. Based on current cash balances, the Partnership has the ability to fully fund from cash reserves its $202,000 tenant improvement allowance for the Postal Service and other costs which may be necessary to retrofit the ASA property for multi-tenant use. A $1,000,000 mortgage balloon payment, which is collateralized by the property leased to Winn-Dixie Stores, Inc., is due in September 1996. In the event the Partnership chooses not to seek refinancing, such payment could be funded from cash reserves; however, it is currently anticipated that the loan will be refinanced.

                        CORPORATE PROPERTY ASSOCIATES 7
                       - a California limited partnership



                                    PART II
                                    -------



     Item 6. - EXHIBITS AND REPORTS ON FORM 8-K
     ------------------------------------------

          (a)   Exhibits:

                None

          (b)   Reports on Form 8-K:

                During the quarter ended March 31, 1996 the Partnership was not required to file any reports on Form 8-K.

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



             05/10/96            By:      /s/ Claude Fernandez
           --------------                ------------------------------
             Date                        Claude Fernandez
                                         Executive Vice President and
                                         Chief Administrative Officer
                                         (Principal Financial Officer)



             05/10/96            By:      /s/ Michael D. Roberts
           --------------                -------------------------------
             Date                        Michael D. Roberts
                                         First Vice President and Controller
                                         (Principal Accounting Officer)