Form 10-Q
period 1996-06-30
CORPORATE PROPERTY ASSOCIATES 7
filed 1996-08-12
CIK 789459

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[x]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996

                                       or

[ ]       TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission file number 0-15778

        CORPORATE PROPERTY ASSOCIATES 7, a California limited partnership
             (Exact name of registrant as specified in its charter)

             CALIFORNIA                                        13-3327950
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                            Identification No.)

50 ROCKEFELLER PLAZA, NEW YORK, NEW YORK                         10020
(Address of principal executive offices)                       (Zip Code)

                                 (212) 492-1100
              (Registrant's telephone number, including area code)


             ------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                                       [ X ] Yes        [   ] No


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


                                      INDEX


                                                                        Page No.
 PART I

Item 1. - Financial Information*

            Consolidated Balance Sheets, December 31, 1995
            and June 30, 1996                                              2

            Consolidated Statements of Income for the three and
            six months ended June 30, 1995 and 1996                        3

            Consolidated Statements of Cash Flows for the
            six months ended June 30, 1995 and 1996                        4

            Notes to Consolidated Financial Statements                    5-6


Item 2. - Management's Discussion of Operations                            7


PART II

Item 6. - Exhibits and Reports on Form 8-K                                 8

Signatures                                                                 9



*The summarized financial information contained herein is unaudited; however in the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included.

                         CORPORATE PROPERTY ASSOCIATES 7
                       - a California limited partnership

                                     PART I

                         Item 1. - FINANCIAL INFORMATION

                           CONSOLIDATED BALANCE SHEETS


                                                                      December 31,                 June 30,
                                                                         1995                       1996
                                                                      -----------                -----------
                                                                        (Note)                   (Unaudited)
         ASSETS:

Land, buildings and personal property,
    net of accumulated depreciation of
    $9,947,765 at December 31, 1995 and
    $10,521,682 at June 30, 1996                                      $34,006,723                $33,542,068
Net investment in direct financing leases                              15,542,368                 15,542,368
Real estate held for sale                                                 543,138
Cash and cash equivalents                                               4,968,410                  5,809,251
Accrued interest and rents receivable                                      24,838                     58,394
Other assets                                                            1,143,067                  1,043,607
                                                                      -----------                -----------
           Total assets                                               $56,228,544                $55,995,688
                                                                      ===========                ===========

         LIABILITIES:

Mortgage notes payable                                                $11,928,751                $11,480,057
Note payable                                                            9,606,837                  9,606,837
Accrued interest payable                                                  345,418                    327,454
Accounts payable and accrued expenses                                     708,394                    572,499
Accounts payable to affiliates                                            102,020                     87,551
Prepaid and deferred rental income                                        428,827                    443,950
                                                                      -----------                -----------
           Total liabilities                                           23,120,247                 22,518,348
                                                                      -----------                -----------

         PARTNERS' CAPITAL:

General Partners                                                          110,512                    128,920

Limited Partners (45,209 Limited
Partnership Units issued and outstanding)                              32,997,785                 33,348,420
                                                                      -----------                -----------
           Total partners' capital                                     33,108,297                 33,477,340
                                                                      -----------                -----------
           Total liabilities and
               partners' capital                                      $56,228,544                $55,995,688
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

                         CORPORATE PROPERTY ASSOCIATES 7
                       - a California limited partnership

                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                        Three Months Ended                             Six Months Ended
                                               June 30, 1995           June 30, 1996           June 30, 1995        June 30, 1996
                                                -----------             ----------              ----------           ----------
Revenues:
  Rental income from
    operating leases                            $ 1,084,413             $1,077,086              $2,161,390           $2,128,766
  Interest from direct
    financing leases                                561,750                554,596               1,120,887            1,111,616
  Other interest income                              48,558                 68,358                 114,139              131,140
  Revenue of hotel
    operations                                    1,427,655              1,437,277               2,649,570            2,792,618
                                                -----------             ----------              ----------           ----------
                                                  3,122,376              3,137,317               6,045,986            6,164,140
                                                -----------             ----------              ----------           ----------
Expenses:
  Interest                                          637,715                487,819               1,297,935              985,546
  Operating expenses of
    hotel operations                              1,034,838              1,030,732               1,960,517            2,040,324
  Depreciation                                      350,390                287,547                 671,438              573,917
  General and administrative                        129,278                116,089                 343,251              220,089
  Property expenses                                  83,345                114,692                 147,760              219,804
  Amortization                                       17,516                 24,780                  35,033               31,996
                                                -----------             ----------              ----------           ----------
                                                  2,253,082              2,061,659               4,455,934            4,071,676
                                                -----------             ----------              ----------           ----------
      Income before loss from equity
        investments, gain on sales of
        real estate and earnings from
        discontinued operations                     869,294              1,075,658               1,590,052            2,092,464
Loss from equity investments                         31,276                 32,980                  67,772               65,783
                                                -----------             ----------              ----------           ----------

      Income before gain on
        sales of real estate and
        earnings from discontinued
        operations                                  838,018              1,042,678               1,522,280            2,026,681

Gain on sales of real estate                                                                                             74,729
                                                -----------             ----------              ----------           ----------

      Income from continuing
        operations                                  838,018              1,042,678               1,522,280            2,101,410

Earnings from discontinued
operations                                          135,963                                        439,868
                                                -----------             ----------              ----------           ----------

      Net income                                $   973,981             $1,042,678              $1,962,148           $2,101,410
                                                ===========             ==========              ==========           ==========

Net income allocated
  to General Partners                           $    58,439             $   62,561              $  117,729           $  122,348
                                                ===========             ==========              ==========           ==========

Net income allocated
  to Limited Partners                           $   915,542             $  980,117              $1,844,419           $1,979,062
                                                ===========             ==========              ==========           ==========

Net income per Unit:
  Income from continuing
    operations                                    $17.41                 $21.68                  $31.62               $43.78
  Discontinued operations                           2.83                                           9.14
                                                  ------                  ------                 ------               ------
                                                  $20.24                 $21.68                  $40.76               $43.78
                                                  ======                 ======                  ======               ======
Weighted Average Limited
  Partner Units                                   45,242                 45,209                  45,252               45,209
                                                  ======                 ======                  ======               ======

The accompanying notes are an integral part of the consolidated financial statements.

                         CORPORATE PROPERTY ASSOCIATES 7
                       - a California limited partnership


                CONSOLIDATED STATEMENTS of CASH FLOWS (UNAUDITED)


                                                                                             Six Months Ended
                                                                                                  June 30,
                                                                                   ----------------------------------------
                                                                                       1995                         1996
                                                                                   -----------                  -----------
Cash flows from operating activities:
  Net income                                                                       $ 1,962,148                  $ 2,101,410
  Adjustments to reconcile net income
      to net cash provided by operating activities:
      Depreciation and amortization                                                    706,471                      605,913
      Other noncash items                                                               74,566                       74,566
      Loss from equity investment                                                       67,772                       65,783
      Gain on sales of real estate                                                                                  (74,729)
  Net change in operating assets and liabilities                                      (172,323)                    (276,102)
                                                                                   -----------                  -----------
        Net cash provided by operating activities                                    2,638,634                    2,496,841
                                                                                   -----------                  -----------

Cash flows from investing activities:
  Additional capitalized costs                                                         (70,570)                    (109,262)
  Distributions from equity investment                                                   5,716                       16,456
  Net proceeds from sales of real estate                                                                            617,867
                                                                                   -----------                  -----------
        Net cash (used in) provided by investing activities                            (64,854)                     525,061
                                                                                   -----------                  -----------

Cash flows from financing activities:
  Distributions to partners                                                         (8,717,376)                  (1,732,367)
  Payments on mortgage principal                                                      (734,851)                    (448,694)
  Retirement of Limited Partnership Units                                              (41,974)
                                                                                   -----------                  -----------
        Net cash used in financing activities                                       (9,494,201)                  (2,181,061)
                                                                                   -----------                  -----------

           Net (decrease) increase in cash and cash equivalents                     (6,920,421)                     840,841

Cash and cash equivalents, beginning of period                                      10,525,885                    4,968,410
                                                                                   -----------                  -----------

           Cash and cash equivalents, end of period                                $ 3,605,464                  $ 5,809,251
                                                                                   ===========                  ===========




Supplemental disclosure of cash flows information:

           Interest paid                                                           $ 1,242,318                 $  1,003,510
                                                                                   ===========                 ============


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



Note 2.  Distributions to Partners:

Distributions declared and paid to partners during the six months ended June 30, 1996 are summarized as follows:

  Quarter Ended                General Partners       Limited Partners        Per Limited Partner Unit
  -------------                ----------------       ----------------        ------------------------

December 31, 1995                  $51,827                $811,953                    $17.96
                                   =======                ========                    ======
March 31, 1996                     $52,113                $816,474                    $18.06
                                   =======                ========                    ======


A distribution of $18.17 per Limited Partner Unit for the quarter ended June 30, 1996 was declared and paid in July 1996.



Note 3.  Transactions with Related Parties:

For the three-month and six-month periods ended June 30, 1995, the Partnership incurred management fees of $26,500 and $53,739, respectively, and general and administrative expense reimbursements of $31,146 and $57,472, respectively. For the three-month and six-month periods ended June 30, 1996, the Partnership incurred management fees of $25,574 and $49,294, respectively, and general and administrative expense reimbursements of $30,444 and $67,943, respectively.

The Partnership, in conjunction with certain affiliates, is a participant in a cost sharing agreement for the purpose of renting and occupying office space. Under the agreement, the Partnership pays its proportionate share of rent and other costs of occupancy. Net expenses incurred for the six months ended June 30, 1995 and 1996 were $49,369 and $40,920, respectively.

                         CORPORATE PROPERTY ASSOCIATES 7
                       - a California limited partnership

      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)


Note 4.  Industry Segment Information:

The Partnership's operations consist of the investment in and the leasing of industrial and commercial real estate and the operation of a hotel business. For the six-month periods ended June 30, 1996 and 1995, the Partnership earned its lease revenues (rental income plus interest income from financing leases) from the following lease obligors:

                                                            1995         %                       1996         %
                                                        -----------     ---                  -----------     ---
Advanced System Applications, Inc.                      $   789,316      24%                 $   780,090      24%
The Gap, Inc.                                               463,784      14                      463,784      14
KSG, Inc.                                                   411,503      13                      410,842      13
Sybron Acquisition Company                                  409,581      13                      409,581      13
Swiss M-Tex, L.P.                                           274,168       8                      265,496       8
AutoZone, Inc.                                              217,183       7                      203,594       6
Northern Automotive, Inc.                                   194,415       6                      194,415       6
Other                                                       204,514       6                      154,242       5
NVRyan L.P.                                                 145,778       4                      145,778       5
NYNEX Corporation                                           107,800       3                      107,800       3
Winn-Dixie Stores, Inc.                                      64,235       2                       64,235       2
United States Postal Service                                                                      40,525       1
                                                        -----------     ---                  -----------     ---
                                                        $ 3,282,277     100%                 $ 3,240,382     100%
                                                        ===========     ===                  ===========     ===


Results for the Partnership's hotel operations of a Holiday Inn in Livonia, Michigan for the six-month periods ended June 30, 1996 and 1995 are summarized as follows:

                                                            1995                                1996
                                                        -----------                          -----------
    Revenues                                            $ 2,649,570                          $ 2,792,618
    Fees paid to hotel management company                   (67,084)                             (74,065)
    Other operating expenses                             (1,893,433)                          (1,966,259)
                                                        -----------                          -----------
    Income from hotel operations                        $   689,053                          $   752,294
                                                        ===========                          ===========


Note 5.  Discontinued Operations:

The Partnership sold its food service business in December 1995. Operating results for the food service business in Jupiter, Florida for the six-month period ended June 30, 1995 is summarized as follows:

         Sales                                          $ 2,601,269
         Cost of goods sold                                (752,524)
         Other operating expenses                        (1,408,877)
                                                        -----------
             Food service operating income              $   439,868
                                                        ===========

                         CORPORATE PROPERTY ASSOCIATES 7
                       - a California limited partnership

                 Item 2. - MANAGEMENT'S DISCUSSION OF OPERATIONS


Results of Operations:

     Income from continuing operations increased $204,000 and $579,000 for the three-month and six-month periods ended June 30, 1996 as compared with the similar periods ended June 30, 1995. The increase for the six-month period was due to higher earnings from the hotel operation and decreases in depreciation, interest and general and administrative expenses, and were partially offset by an increase in property expenses. Lease revenues for the comparable periods were stable. Hotel earnings benefited from a 12% increase in the average room rate which more than offset a decrease in the occupancy rate from 79% to 75%. The decrease in depreciation expense was primarily attributable to the December 1995 sale of a property in Jupiter, Florida. The decrease in interest expense was due to the satisfaction of the mortgage loan on the Advanced System Applications, Inc. ("ASA") property which fully amortized in March 1996 and the satisfaction of the Jupiter, Florida property mortgage at the time of sale. The decrease in general and administrative expenses was due to higher accruals for partnership level state franchise taxes in 1995. The increase in income from continuing operations for the three-month period was due to the same factors as for the six-month period; however, earnings from the hotel operations were stable.

     The Partnership's lease with the United States Postal Service (the "Postal Service") at the ASA property commenced May 1, 1996. Annual rent from the Postal Service lease will be approximately $243,000 before operating costs; however, until June 1997, the Partnership is obligated to share one-third of Postal Service rentals, net of expenses, with ASA in lieu of reducing ASA's rent for relinquishing its space. As a result of the full amortization of the ASA loan, the Partnership's annual cash flow will increase by approximately $1,344,000 through June 1997 when the remaining term of the ASA lease expires.


Financial Condition:

     There has been no material change in the Partnership's financial condition since December 31, 1995. Cash reserves increased by $841,000, primarily due to proceeds of $618,000 that was received from the sale of two properties. Cash flow from operations of $2,497,000 was sufficient to pay cash distributions of $1,732,000 and scheduled mortgage principal payments of $449,000. The Partnership currently has sufficient cash reserves to fund a remaining $129,000 tenant improvement allowance for the Postal Service and other costs which may be necessary to retrofit the ASA property for multi-tenant use.

     A $1,000,000 mortgage balloon payment on a loan, which is collateralized by the property leased to Winn-Dixie Stores, Inc., is due in September 1996. In the event the Partnership chooses not to seek refinancing, such payment could be funded from cash reserves; however, it is currently anticipated that the loan will be refinanced.

                         CORPORATE PROPERTY ASSOCIATES 7
                       - a California limited partnership


                                     PART II




Item 6. - EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:

          None

     (b)  Reports on Form 8-K:

               During the quarter ended June 30, 1996 the Partnership was not required to file any reports on Form 8-K.

                         CORPORATE PROPERTY ASSOCIATES 7
                       - a California limited partnership



                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   CORPORATE PROPERTY ASSOCIATES 7
                                   - a California limited partnership

                                   By:    SEVENTH CAREY CORPORATE PROPERTY, INC.




        8/9/96                     By: /s/ Claude Fernandez
     ------------                          -----------------------------------
         Date                              Claude Fernandez
                                           Executive Vice President and
                                           Chief Administrative Officer
                                           (Principal Financial Officer)




        8/9/96                     By: /s/ Michael D. Roberts
     ------------                          -----------------------------------
         Date                              Michael D. Roberts
                                           First Vice President and Controller
                                           (Principal Accounting Officer)