Form 10-Q
period 1996-09-30
CORPORATE PROPERTY ASSOCIATES 7
filed 1996-11-08
CIK 789459

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                SEPTEMBER 30, 1996
                               -------------------------------------------------

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

                                                              X   Yes        No
                                                             ---        ---


                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

    Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.


                                                              Yes        No
                                                          ---        ---

                         CORPORATE PROPERTY ASSOCIATES 7
                       - a California limited partnership



                                      INDEX



                                                                       Page No.

 PART I

 Item 1. - Financial Information*

               Consolidated Balance Sheets, December 31, 1995
               and September 30, 1996                                      2

               Consolidated Statements of Income for the three and
               nine months ended September 30, 1995 and 1996               3

               Consolidated Statements of Cash Flows for the
               nine months ended September 30, 1995 and 1996               4

               Notes to Consolidated Financial Statements                5-6


 Item 2. - Management's Discussion of Operations                         7-8


 PART II

 Item 6. - Exhibits and Reports on Form 8-K                                9

 Signatures                                                               10


*The summarized financial information contained herein is unaudited; however in the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included.

                         CORPORATE PROPERTY ASSOCIATES 7
                       - a California limited partnership

                                     PART I

                         Item 1. - FINANCIAL INFORMATION

                           CONSOLIDATED BALANCE SHEETS


                                                                     December 31,                September 30,
                                                                        1995                          1996
                                                                     ------------                -------------
                                                                       (Note)                     (Unaudited)
         ASSETS:
Land, buildings and personal property,
    net of accumulated depreciation of
    $9,947,765 at December 31, 1995 and
    $10,809,548 at September 30, 1996                                 $34,006,723                $33,500,978
Net investment in direct financing leases                              15,542,368                 15,542,368
Real estate held for sale                                                 543,138
Cash and cash equivalents                                               4,968,410                  5,196,893
Accrued interest and rents receivable                                      24,838                    169,810
Other assets                                                            1,143,067                    896,301
                                                                      -----------                -----------
           Total assets                                               $56,228,544                $55,306,350
                                                                      ===========                ===========


         LIABILITIES:

Mortgage notes payable                                                $11,928,751                $10,398,585
Note payable                                                            9,606,837                  9,606,837
Accrued interest payable                                                  345,418                    326,116
Accounts payable and accrued expenses                                     708,394                    597,848
Accounts payable to affiliates                                            102,020                     74,876
Prepaid and deferred rental income                                        428,827                    398,501
                                                                      -----------                -----------
           Total liabilities                                           23,120,247                 21,402,763
                                                                      -----------                -----------


         PARTNERS' CAPITAL:

General Partners                                                          110,512                    154,495

Limited Partners (45,209 Limited
Partnership Units issued and outstanding)                              32,997,785                 33,749,092
                                                                      -----------                -----------
           Total partners' capital                                     33,108,297                 33,903,587
                                                                      -----------                -----------

           Total liabilities and
               partners' capital                                      $56,228,544                $55,306,350
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

                         CORPORATE PROPERTY ASSOCIATES 7
                       - a California limited partnership

                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                      Three Months Ended                              Nine Months Ended
                                           September 30, 1995       September 30, 1996       September 30, 1995  September 30, 1996
                                           ------------------       ------------------       ------------------  ------------------
Revenues:
  Rental income from
    operating leases                           $ 1,077,871             $1,107,939               $3,239,261        $3,236,705
  Interest from direct
    financing leases                               560,902                594,629                1,681,789         1,706,245
  Other interest income                             42,963                 72,102                  157,102           203,242
  Other income                                                            143,866                                    143,866
  Revenue of hotel operations                    1,356,089              1,425,136                4,005,659         4,217,754
                                               -----------             ----------               ----------        ----------
                                                 3,037,825              3,343,672                9,083,811         9,507,812
                                               -----------             ----------               ----------        ----------
Expenses:
  Interest                                         620,773                488,360                1,918,708         1,473,906
  Depreciation                                     350,085                287,866                1,021,523           861,783
  General and administrative                       105,483                 94,058                  448,734           314,147
  Property expenses                                 81,314                 88,018                  229,074           307,822
  Amortization                                      17,518                 20,516                   52,551            52,512
  Operating expenses of
    hotel operations                               972,213              1,033,585                2,932,730         3,073,909
                                               -----------             ----------               ----------        ----------
                                                 2,147,386              2,012,403                6,603,320         6,084,079
                                               -----------             ----------               ----------        ----------
      Income before loss
        from equity investments,
        gain on sales of real estate
        and (loss) earnings
        from discontinued operations               890,439              1,331,269                2,480,491         3,423,733
Loss from equity investments                        34,730                 31,141                  102,502            96,924
                                               -----------             ----------               ----------        ----------

      Income before gain on sales
        of real estate and (loss) earnings
        from discontinued operations               855,709              1,300,128                2,377,989         3,326,809

Gain on sales of real estate                                                                                          74,729
                                                ----------             ----------                ---------        ----------

      Income from continuing
        operations                                 855,709              1,300,128                2,377,989         3,401,538

(Loss) earnings from discontinued
  operations                                       (49,046)                                        390,822
                                                ----------             ----------                ---------        ----------

      Net income                                $  806,663             $1,300,128               $2,768,811        $3,401,538
                                                ==========             ==========               ==========        ==========

Net income allocated
  to General Partners                           $   48,400             $   78,008               $  166,129        $  200,356
                                                ==========             ==========               ==========        ==========

Net income allocated
  to Limited Partners                           $  758,263             $1,222,120               $2,602,682        $3,201,182
                                                ==========             ==========               ==========        ==========

Net income per weighted average Unit:
  Income from continuing
    operations                                  $    17.79             $    27.03               $    49.41        $    70.81
  Discontinued operations                            (1.02)                                           8.12
                                                ----------             ----------               ----------        ----------
                                                $    16.77             $    27.03               $    57.53        $    70.81
                                                ==========             ==========               ==========        ==========
Weighted Average Limited
  Partner Units                                     45,209                 45,209                   45,242           45,209
                                                ==========             ==========               ==========        ==========


The accompanying notes are an integral part of the consolidated financial statements.

                         CORPORATE PROPERTY ASSOCIATES 7
                       - a California limited partnership


                CONSOLIDATED STATEMENTS of CASH FLOWS (UNAUDITED)


                                                                                                Nine Months Ended
                                                                                                  September 30,
                                                                                      --------------------------------------
                                                                                       1995                          1996
                                                                                       ----                          ----
Cash flows from operating activities:
  Net income                                                                      $  2,768,811                  $ 3,401,538
  Adjustments to reconcile net income
      to net cash provided by operating activities:
      Depreciation and amortization                                                  1,074,074                      914,295
      Other noncash items                                                              111,850                      111,850
      Loss from equity investment                                                      102,502                       96,924
      Gain on sales of real estate                                                                                  (74,729)
  Net change in operating assets and liabilities                                      (211,957)                    (368,796)
                                                                                  ------------                  -----------
        Net cash provided by operating activities                                    3,845,280                    4,081,082
                                                                                  ------------                  -----------

Cash flows from investing activities:
  Additional capitalized costs                                                        (166,336)                    (356,038)
  Distributions from equity investment                                                  23,041                       21,986
  Net proceeds from sales of real estate                                                                            617,867
                                                                                   -----------                  -----------
        Net cash (used in) provided by investing activities                           (143,295)                     283,815
                                                                                  ------------                  -----------

Cash flows from financing activities:
  Distributions to partners                                                         (9,575,174)                  (2,606,248)
  Payments on mortgage principal                                                    (1,115,295)                    (530,166)
  Prepayment of mortgage note payable                                                                            (1,000,000)
  Retirement of Limited Partnership Units                                              (41,974)
                                                                                  ------------                  -----------
        Net cash used in financing activities                                      (10,732,443)                  (4,136,414)
                                                                                  ------------                  -----------

           Net (decrease) increase in cash and cash equivalents                     (7,030,458)                     228,483

Cash and cash equivalents, beginning of period                                      10,525,885                    4,968,410
                                                                                  ------------                  -----------

           Cash and cash equivalents, end of period                               $  3,495,427                  $ 5,196,893
                                                                                  ============                  ===========


Supplemental disclosure of cash flows information:

           Interest paid           $ 1,858,022                  $ 1,493,208
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



Note 2.  Distributions to Partners:

Distributions declared and paid to partners during the nine months ended September 30, 1996 are summarized as follows:

  Quarter Ended              General Partners               Limited Partners            Per Limited Partner Unit
  -------------              ----------------               ----------------            ------------------------
December 31, 1995                  $51,827                          $811,953                        $17.96
                                   =======                          ========                        ======
March 31, 1996                     $52,113                          $816,474                        $18.06
                                   =======                          ========                        ======
June 30, 1996                      $52,433                          $821,448                        $18.17
                                   =======                          ========                        ======


A distribution of $18.23 per Limited Partner Unit for the quarter ended September 30, 1996 was declared and paid in October 1996.



Note 3.  Transactions with Related Parties:

For the three-month and nine-month periods ended September 30, 1995, the Partnership incurred management fees of $24,704 and $78,443, respectively, and general and administrative expense reimbursements of $22,428 and $79,900, respectively, payable to an affiliate. For the three-month and nine-month periods ended September 30, 1996, the Partnership incurred management fees of $22,854 and $72,148, respectively, and general and administrative expense reimbursements of $20,973 and $88,916, respectively, payable to an affiliate.

The Partnership, in conjunction with certain affiliates, is a participant in a cost sharing agreement for the purpose of renting and occupying office space. Under the agreement, the Partnership pays its proportionate share of rent and other costs of occupancy. Net expenses incurred for the nine months ended September 30, 1995 and 1996 were $65,551 and $61,918, respectively.

                         CORPORATE PROPERTY ASSOCIATES 7
                       - a California limited partnership


      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)



Note 4.  Industry Segment Information:

The Partnership's operations consist of the investment in and the leasing of industrial and commercial real estate and the operation of a hotel business. For the nine-month periods ended September 30, 1996 and 1995, the Partnership earned its lease revenues (rental income plus interest income from financing leases) from the following lease obligors:

                                                          1995           %                    1996            %
                                                          ----          ----                  ----           --
Advanced System Applications, Inc.                       $1,183,974      24%                  $1,162,425      24%
The Gap, Inc.                                               695,676      14                      695,676      14
KSG, Inc.                                                   617,713      13                      615,817      12
Sybron Acquisition Company                                  614,372      13                      614,372      12
Swiss M-Tex, L.P.                                           410,878       8                      396,384       8
AutoZone, Inc.                                              325,774       7                      342,791       7
Northern Automotive, Inc.                                   291,623       6                      291,623       6
Other                                                       304,321       6                      245,830       6
NVRyan L.P.                                                 218,667       4                      218,667       4
NYNEX Corporation                                           161,700       3                      161,700       3
United States Postal Service                                                                     101,313       2
Winn-Dixie Stores, Inc.                                      96,352       2                       96,352       2
                                                         ----------     ----                  ----------     ---
                                                         $4,921,050     100%                  $4,942,950     100%
                                                         ==========     ====                  ==========     ====


Results for the Partnership's hotel operations of a Holiday Inn in Livonia, Michigan for the nine-month periods ended September 30, 1995 and 1996 are summarized as follows:

                                                            1995                                1996
                                                            ----                                ----
    Revenues                                               $ 4,005,659                        $ 4,217,754
    Fees paid to hotel management company                      (94,950)                          (107,367)
    Other operating expenses                                (2,837,780)                        (2,966,542)
                                                           -----------                        -----------
    Income from hotel operations                           $ 1,072,929                        $ 1,143,845
                                                           ===========                        ===========


Note 5.  Discontinued Operations:

The Partnership sold its food service operations in December 1995. Operating results for the food service business in Jupiter, Florida for the nine-month period ended September 30, 1995 are summarized as follows:

         Sales                                              $ 3,210,536
         Cost of goods sold                                    (936,379)
         Other operating expenses                            (1,883,335)
                                                            -----------
             Food service operating income                  $   390,822
                                                            ===========

                         CORPORATE PROPERTY ASSOCIATES 7
                       - a California limited partnership


                 Item 2. - MANAGEMENT'S DISCUSSION OF OPERATIONS




Results of Operations:

         Income from continuing operations increased by $444,000 and $1,024,000 for the three-month and nine-month periods ended September 30, 1996 as compared with the same periods ended September 30, 1995. The increase in earnings for the comparable nine-month periods was primarily due to decreases in interest, depreciation and general and administrative expenses, increases in earnings from the hotel operation and other interest income, a $75,000 gain on the sale of real estate in the second quarter and nonrecurring other income of $144,000. This was partially offset by an increase in property expense. Lease revenues were substantially unchanged. The decrease in interest expense was due to the satisfaction of the mortgage debt on the Advanced Systems Applications, Inc. ("ASA") property, which was fully amortized in March 1996, and of the loan on the Jupiter, Florida property in December 1995 at the time the property was sold. The decrease in depreciation was primarily attributable to the sale of the Jupiter property. The decrease in general and administrative expense was due to higher accruals for partnership level state franchise taxes in 1995. The increase in other interest income was due to higher average cash balances in 1996. The increase in property expenses was due to the Partnership's assuming the responsibility for the operating costs of the ASA property, as described below, and costs incurred with executing a lease with the United States Postal Service (the "Postal Service") for a portion of the ASA property. The increase for the three-month periods was also due to lower interest and depreciation expenses and nonrecurring other income; however, the Partnership was not significantly affected by fluctuations in earnings from the hotel operations or general and administrative and property expenses for the comparable periods.

         The increase in hotel earnings for the nine-months ended September 30, 1996 was due to an 11% increase in the average room rate which more than offset a decline in the occupancy rate from 79% to 76%. Hotel management was successful in sustaining rate increases for virtually all rate categories including, but not limited to, regular, corporate and group rate categories. The ability to increase rates is affected by economic conditions in the Detroit metropolitan area as approximately 29% of occupied rooms were sold at corporate rates.

         Under its agreement with the Partnership, ASA whose lease expires in June 1997, had been entitled to share one-third of all rents from lessees for space it had relinquished. Under a separate agreement, the Partnership is not sharing any of Postal Service's rent with ASA and is receiving all the rents of an ASA subtenant in consideration for a reduction of ASA's monthly rent by approximately $23,400 to $122,400 and releasing ASA from its lease obligations for bearing the costs of repair and maintenance, insurance and real estate taxes. Such costs are now the responsibility of the Partnership. Monthly rentals from the Postal Service and the ASA subtenant are $39,100.

         Other income consisted of a payment received from the bankruptcy trustee administering the bankruptcy of the former lessee of the hotel property in Livonia, Michigan. While there may be additional distributions made on the Partnership's claim against the former lessee, the Partnership recognizes income from any settlement as distributions are received. There can be no assurance that the Partnership will receive additional amounts under its claim against the former lessee.

                         CORPORATE PROPERTY ASSOCIATES 7
                       - a California limited partnership


           Item 2. - MANAGEMENT'S DISCUSSION OF OPERATIONS, Continued




Financial Condition:

         There has been no material change in the Partnership's financial condition since December 31, 1995. Cash flow from operations of $4,081,000 was sufficient to pay quarterly distributions to partners of $2,606,000 and scheduled principal payment installments of $530,000. Cash reserves increased from the proceeds of the property sales in the first quarter; however, the Partnership also used $1,000,000 to pay a scheduled balloon payment on the mortgage loan collateralized by the property leased to Winn Dixie Stores, Inc. The Partnership may consider refinancing the property in the future; however, no refinancing is currently being pursued. While the Partnership has substantially funded a tenant improvement allowance which was required under the Postal Service lease, the Partnership expects to incur additional costs in retrofitting the ASA property for multi-tenant use. A significant portion of such costs may not be incurred until after ASA fully vacates the property at the end of its lease.

         The General Partners are currently investigating ways to provide liquidity for limited partners on a tax-effective basis.

                         CORPORATE PROPERTY ASSOCIATES 7
                       - a California limited partnership



                                     PART II




Item 6. - EXHIBITS AND REPORTS ON FORM 8-K

         (a)        Exhibits:

                    None

         (b)        Reports on Form 8-K:

                           During the quarter ended September 30, 1996 the Partnership filed a report on Form 8-K/A on July 17, 1996 under Item 2, Acquisition and Disposition of Assets and Item 7(b), Pro Forma Financial Information.

                         CORPORATE PROPERTY ASSOCIATES 7
                       - a California limited partnership





                                   SIGNATURES






         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         CORPORATE PROPERTY ASSOCIATES 7
                       - a California limited partnership



                                    By: SEVENTH CAREY CORPORATE PROPERTY, INC.




           11/8/96                  By:  /s/ Claude Fernandez
           -------                      --------------------------------------
            Date                        Claude Fernandez
                                        Executive Vice President and
                                        Chief Administrative Officer
                                        (Principal Financial Officer)




           11/8/96                  By:  /s/ Michael D. Roberts
           -------                      --------------------------------------
            Date                        Michael D. Roberts
                                        First Vice President and Controller
                                        (Principal Accounting Officer)