Form 10-K405
period 1996-12-31
CORPORATE PROPERTY ASSOCIATES 7
filed 1997-04-04
CIK 789459

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                                   FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the quarterly period ended        DECEMBER 31, 1996
                               -------------------------------------------------

                                      or

[ ] TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                         to
                               -----------------------    ----------------------

Commission file number                          0-15778
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
                                                  ------------------------------

Securities registered pursuant to Section 12(b) of the Act:

        Title of each class           Name of each exchange on which registered

                NONE                                    NONE
-----------------------------------     -----------------------------------

-----------------------------------     -----------------------------------

          Securities registered pursuant to Section 12(g) of the Act:

                           LIMITED PARTNERSHIP UNITS
--------------------------------------------------------------------------------
                               (Title of Class)

--------------------------------------------------------------------------------
                               (Title of Class)

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

  Indicate by check mark if disclosure of deliquent filers pursuant to Item 405 of Regulation S-K ((S) 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-K or any amendment to this Form 10-K.   [X]

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

          For the year ended December 31, 1996, revenues from property occupied by lease obligors which accounted for 10% or more of the revenues of the industrial and commercial real estate segment of Registrant were as follows:
Advanced System Applications, Inc. ("ASA") 23%, The Gap, Inc., 14%; KSG, Inc. ("KSG") 13% and Sybron Acquisition Company ("Sybron") 13%. No other property owned by Registrant accounted for 10% or more of its total leasing revenue during 1996. Revenues from the industrial and commercial real estate segment represent approximately 55% of total revenues. For the year ended December 31, 1996, revenue for the hotel business segment was $5,710,627 (approximately 45% of total revenues). See Note 9 to the Consolidated Financial Statements in Item
8. Policy Management Systems Corporation ("Policy Management"), a publicly traded company, was at the time it entered into its lease with Registrant known as ASA. Policy Management's audited financial statements for the year ended December 31, 1995 reported revenues of $537,302,000, net income of $3,139,000, total assets and stockholders' equity of $382,672,000. Policy Management's unaudited financial statements for the nine-month period ended September 30, 1996 reported revenues of $417,513,000, net income of $36,438,000, total assets of $548,372,000 and shareholders' equity of $351,318,000.

          Except for the properties in which Registrant operates a hotel business, a property formerly leased to NVRyan L.P. ("NVRyan") which is vacant and the ASA property, substantially all of Registrant's properties are leased to corporate tenants under net leases. A net lease generally requires tenants to pay all operating expenses relating to the leased properties including maintenance, real estate taxes, insurance and utilities which under other forms of leases are often paid by the lessor. Lessees are required to include Registrant as an additional insured party on all insurance policies relating to the leased properties. In addition, substantially all of the net leases include indemnification provisions which require the lessees to indemnify Registrant and the General Partners for liabilities on all matters related to the leased properties. Registrant believes that the insurance and indemnity provided on its behalf by its lessees provides adequate coverage for property damage and any liability claims which may arise against Registrant's ownership interests. In addition to the insurance and indemnification provisions of the leases, Registrant has contingent property and liability insurance on its leased properties and primary property and liability coverages on the properties operated by Registrant which Management believes to be adequate. To the extent that any lessees are not financially able to satisfy indemnification obligations which exceed insurance reimbursements, Registrant may incur the costs necessary to repair property and settle liabilities.

          Three of Registrant's lessees have purchase options which are exercisable as follows: 1997 - KSG, and Swiss M-Tex, L.P. ("M-Tex") and 1998 - Sybron. The purchase options are all exercisable at the higher of (i) the Partnership's purchase cost for the properties and any prepayment charge that Registrant would incur in paying off the mortgage loans on the properties or
(ii) the fair market values of the properties as encumbered by their leases. In December 1996, notified Registrant that it was excersing its option. Subject to a determination of fair market value, the sale of the property should be completed by no later than March 6, 1998. The minimum purchase is $4,697,920. Annual cash flow from the KSG property is approximately $820,000. In the event that M-Tex option is exercised, Registrant would expect to receive proceeds, net of the amount necessary to pay off the M-Tex mortgage loan of no less than $1,440,000. Annual cash flow the M-Tex property is approximately $268,000.

          As Registrant's objective has been to invest in properties which are occupied by a single corporate tenant subject to long-term net leases with such lease obligation backed by the credit of the corporate lessee, Registrant's properties are not generally subject to competitive conditions of local and regional real estate markets. In selecting its real estate investments, Registrant's strategy has been to identify properties which included operations judged to be of material importance to the lessee so that the lessee may be more likely to extend its lease beyond the initial term. Because Registrant may be affected by the financial conditions of its lessees rather than the competitive conditions of the real estate marketplace, Registrant's strategy has been to diversify its investments among tenants, property types and industries in addition to achieving geographical diversification. Registrant has not been fully insulated from the competitive conditions of the real estate market due to the termination of its master lease with Yellow Front Stores, Inc. ("Yellow Front") in 1990 and the restructuring of the NVRyan lease in 1993 as discussed below. Since September 1993, two of the four NVRyan properties have been sold and one of the remaining two properties is leased. Four of Registrant's leases are scheduled to expire within the next five years; however, Registrant's other leases generally do not expire until after 2000. The ASA lease will terminate in June 1997. A portion of that property has been leased to the United States Postal Service (the "Postal Service"). The Postal service has the right of first refusal on space as it becomes available. Although there is no assurance that the Postal Service will lease additional space, Registrant has entered into preliminary discussions with the Postal Service regarding the leasing of additional space. Registrant's operation of a hotel is more strongly affected by both increasing competition and economic conditions. The hotel's occupancy rate for 1995 and 1996, was 77% and 75%, respectively. Management believes that the decrease in the occupancy rate is directly attributable to increases in average room rates of approximately 10%.

          As described above, lessees retain the obligation for the operating expenses of their leased properties so that, other than rental income, there are no significant operating data reportable on Registrant's leased properties. Current rental income is reported in Note 9 to the Financial Statements in Item
8. As discussed in Registrant's Management's Discussion and Analysis in Item 7, Registrant's leases generally provide for periodic rent increases which are either stated and negotiated at the inception of the lease or based on formulas indexed to increases in the Consumer Price Index. The initial terms of Registrant's leases are scheduled to expire between 1997 and 2014. Except for leases to tenants of properties formerly leased to Yellow Front and NVRyan and the lease with ASA, no initial term will expire until 2003. Leases generally include renewal terms at the option of the tenant which renewals are 5 or 10 years per renewal term.

          In July 1994, Registrant and CPA(R):8 entered into a lease modification agreement with ASA which consented to ASA's termination of its lease for a portion of the ASA property in Bloomingdale, Illinois in June 1997 instead of June 2003. Registrant and CPA(R):8 own the ASA property as tenants-in-common with 33.64% and 66.36% ownership interests, respectively. Under the modification agreement, annual rent was increased to $5,200,000 (of which the Partnership's share was $1,749,280) from $1,850,000 (of which Registrant's share was $622,340). In consenting to the modification, the mortgage lender required that the mortgage loan payments be substantially increased so that the loan fully amortized on March 1, 1996.

Although ASA is obligated to make its lease payments through June 1997, it is in the process of vacating the property. The ASA lease was further modified in 1996. Under the 1996 modification, annual rent was reduced by $833,333 (of which Registrant's share was $280,333) and Registrant released ASA from certain obligations of its lease relating to paying the costs of property, insurance, maintenance and repairs and real estate taxes. In exchange for these concessions, Registrant and CPA(R):8 were assigned the rents from an ASA subtenant and did not have to share one-third of rents on any new tenants through the end of the ASA lease term as would have been required under the initial modification agreement. The ASA subtenant is expected to vacate the property in 1997. In January 1996, Registrant and CPA(R):8 entered into a lease agreement with the Postal Service. The Postal Service lease for a portion of the property in Bloomingdale, Illinois, has a 10-year term which commenced May 1, 1996 with annual rentals of $722,800 (of which Registrant's share will be $243,150), increasing to $822,800 after 5 years. Registrant and CPA(R):8 retain the obligation to provide maintenance and support services to the lessee. The lease provides for rent escalations beginning in 1998 based on increases in certain operating costs incurred by Registrant and CPA(R):8. In addition, the Postal Service will reimburse Registrant and CPA(R):8 for a portion of real estate taxes on the property based on the area it occupies. The lease also provides the Postal Service an option to terminate the lease after 5 years. As more space is vacated by ASA, the Postal Service has a right of first refusal for such space. Registrant and CPA(R):8 funded improvements in 1996 at the ASA property including a tenant improvement allowance of $600,000 (of which Registrant's share was approximately $202,000). The ASA subtenant is expected to vacate the property in 1997.

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



Item 2.               Properties:
                      ---------------------


      LEASE                                                            TYPE OF OWNERSHIP
    OBLIGOR           TYPE OF PROPERTY       LOCATION                       INTEREST
--------------------  ---------------------  ------------------------  ------------------------
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

THE GAP, INC.         Distribution           Erlanger, Kentucky        Ownership of land
                      Center                                           and building

SWISS M-TEX, L.P.     Manufacturing          Travelers Rest            Ownership of land
                      Facilities             and Liberty,              and buildings (1)
                                             South Carolina

KSG, INC.             Manufacturing,         Hazelwood,                Ownership of land
                      Warehouse and          Missouri                  and building
                      Distribution Facility

      (2)             Hotel Complex          Livonia,                  Ownership of a
                                             Michigan                  65.5172% interest
                                                                       in land and building (1)

AUTOZONE, INC.        Retail Stores          Pensacola (3),            Ownership of land
                      -12 locations          Panama City and           and buildings,
                                             Jacksonville,             except as noted
                                             Florida;
                                             Baton Rouge-2 (3),
                                             and Hammond
                                             Louisiana;
                                             St. Peters-2,
                                             Missouri;
                                             Shelby, Kannapolis (3),
                                             and Morgantown (3),
                                             North Carolina;
                                             East Ridge (3) and
                                             Knoxville (3),
                                             Tennessee

Various Lease         Retail Stores          Scottsdale, Casa          Ownership of land
Obligors including    -9 locations           Grande, Apache            and buildings
CSK AUTO, INC.                               Junction, Glendale
(formerly NORTHERN                           and Mesa, Arizona;
AUTOMOTIVE, INC.)                            Silver City, New Mexico;
                                             Denver, Colorado;
                                             Colville, Washington

WINN DIXIE            Retail Store           Bay Minette,              Ownership of a
STORES, INC.                                 Alabama                   building and a
                                                                       leasehold interest
                                                                       in land



LEASE                                                            TYPE OF OWNERSHIP
OBLIGOR                  TYPE OF PROPERTY       LOCATION              INTEREST
-----------------------  ----------------  -------------------  --------------------

ADVANCED SYSTEM          Office Building   Bloomingdale,        Ownership of a
APPLICATIONS, INC.                         Illinois             33.64% interest in
and the UNITED STATES                                           land and building
POSTAL SERVICE

SYBRON ACQUISITION       Office and        Romulus, Michigan;   Ownership of a
COMPANY                  Manufacturing     Dubuque, Iowa;       24.74% interest in
                         Facilities        Portsmouth,          land and buildings
                             -5 locations  New Hampshire;                        (1)
                                           Penfield, New York;
                                           Glendora,
                                           California

NVRYAN L.P.              Manufacturing     Thurmont,            Ownership of a
                         Facilities        Maryland and         37.037% interest in
                         -2 locations      Farmington,          land and buildings
                                           New York

HOTEL CORPORATION        Hotel Complex     Topeka,              50% ownership of a
OF AMERICA                                 Kansas               limited partnership
                                                                which owns land and
                                                                building (1)

ALLIED PLYWOOD,          Manufacturing     Manassas,            Ownership of a
INC.                     Facility          Virginia             37.037% interest in
                                                                land and buildings

      (4)                Manufacturing     Fredricksburg,       Ownership of a
                         Facility          Virginia             37.037% interest in
                                                                land and building





(1) These properties are encumbered by mortgage notes payable.
(2) The property is operated by Registrant.
(3) Ownership of building with ground lease of land.
(4) This property is vacant.

          The material terms of Registrant's leases with its significant tenants are summarized in the following table:

                 Partnership's
                     Share                      Current       Lease                                Terms of
Lease             of Current          Square    Rent Per   Expiration   Renewal   Ownership        Purchase          Gross
Obligor          Annual Rents        Footage   Sq.Ft.(1)    (Mo/Year)    Terms     Interest         Option           Costs (2)
-------          -------------       --------  ----------  -----------  -------  ------------    ------------        -----------
The Gap,            $  927,568       $362,750   $ 2.56           2/03   YES      100%            The                 $8,809,212
Inc.                                                                                             Greater of
                                                                                                 fair market
                                                                                                 value or
                                                                                                 $8,776,600.

KSG, Inc.            1,132,310  (4)   148,100     7.65           3/12   YES      100%            The                  4,698,024
                                                                                                 Greater of
                                                                                                 fair market
                                                                                                 value or
                                                                                                 $4,697,920.

Sybron                 819,162        705,900     4.69          12/13   YES      24.74%          The                  6,246,319
Acquisition                                                                      interest;       Greater of
Corp.                                                                            remaining       fair market
                                                                                 interest        value or
                                                                                 owned by        $6,212,214
                                                                                 Corporate       and any
                                                                                 Property        prepayment
                                                                                 Associates      premium. (3)
                                                                                 8 ("CPA(R):8")




Swiss                  526,266  (4)   195,193     2.70           8/07   YES      100%            For the              4,673,579
M-Tex,                                                                                           Travelers
L.P.                                                                                             Rest property
                                                                                                 only:
                                                                                                 The Greater of
                                                                                                 fair market value or
                                                                                                 $4,800,000 and any
                                                                                                 prepayment premium.

NVRyan,                270,042        179,741     4.06           3/14   YES      37.037%         N/A                  1,992,501
L.P.                                                                             interest;
                                                                                 remaining
                                                                                 interest
                                                                                 owned by
                                                                                 CPA(R):8

AutoZone,              393,598         70,425     5.59     10/03-8/12   YES      NO              N/A                  3,798,857
Inc.

Advanced
System               1,468,947         76,000     7.46           6/97   NO       33.64%          N/A                  5,714,144
Applications,                                                                    interest;
Inc.                                                                             remaining
                                                                                 interest
                                                                                 owned by
                                                                                 CPA(R):8

U.S. Postal            243,145         40,000    18.07           4/06   NO                       N/A                         (5)
Service

NYNEX                  215,600         30,624     7.04           2/03   YES      100%            Fair market value.   2,255,276



(1) Represents rate for rent per square foot when combined with rents applicable to tenants-in-common.
(2) Includes original cost of investment and net increases or decreases to net investment subsequent to purchase.
(3) Each of the five properties is subject to a separate purchase option.
    Amount presented represents aggregate for all options.
(4) A portion of rent is variable based on changes in debt service requirements on the mortgage loan.
(5) Included in gross cost of Advanced System Applications, Inc. property.

          The material terms on the mortgage debt of Registrant's properties are summarized in the following table:

                                                 Mortgage
                              Annual Interest    Balance   Annual Debt  Maturity  Estimated Payment
    Lease Obligor                  Rate          12/31/95  Service      Date      Due at Maturity    Prepayment Provisions
---------------------------   ---------------   ---------  -----------  --------  -----------------  -------------------------------
Sybron
Acquisition
Company                        11.25%     $     3,540,646     $467,106  01/01/99         $3,387,000  Loan may be prepaid in full or
                                                                                                     in part (in multiples of
                                                                                                     $100,000) with a prepayment
                                                                                                     premium based on U.S. Treasury
                                                                                                     yields.

Swiss M-Tex, L.P.               9.25       (1)  1,714,176      262,550  09/05/97          1,652,000  Loan may be prepaid without a
                                                                                                     prepayment premium.

      (2)                       9.03       (1)  4,598,113      527,000  11/15/97          4,923,000  Loan may be prepaid without a
                                                                                                     prepayment premium.



(1) Variable rate based on London Inter-Bank Offered Rate.
(2) Operated as a hotel by Registrant.

Item 3.    Legal Proceedings.
           ------------------

          As of the date hereof, Registrant is not a party to any material pending legal proceedings.



Item 4.    Submission of Matters to a Vote of Security Holders.
           ----------------------------------------------------

          No matter was submitted during the fourth quarter of the year ended December 31, 1996 to a vote of security holders, through the solicitation of proxies or otherwise.



                                    PART II
                                    -------



Item 5.    Market for Registrant's Common Equity and Related
           -------------------------------------------------
                 Stockholder Matters.
                 --------------------

          Information with respect to Registrant's common equity is hereby incorporated by reference to page 29 of Registrant's Annual Report contained in Appendix A.



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



Item 8.    Consolidated Financial Statements and Supplementary Data.
           ---------------------------------------------------------

          The following financial statements and supplementary data are hereby incorporated by reference to pages 6 to 22 of Registrant's Annual Report contained in Appendix A:

   (i) Report of Independent Accountants.
  (ii) Consolidated Balance Sheets as of December 31, 1995 and 1996.
 (iii) Consolidated Statements of Income for the years ended December 31,
       1994, 1995 and 1996.
  (iv) Consolidated Statements of Partners' Capital for the years ended December 31, 1994, 1995 and 1996.
  (v) Consolidated Statements of Cash Flows for the years ended December 31, 1994, 1995 and 1996.
  (vi) Notes to Consolidated Financial Statements.


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

           NONE

                                    PART III
                                    --------


Item 10.  Directors and Executive Officers of the Registrant.
          ---------------------------------------------------


          Registrant has no directors or officers. The directors and executive officers of the Corporate General Partner are as follows:


                                                                               Has Served as a
                                                                          Director and/or
Name                          Age             Positions Held             Officer Since (1)
----                          ---             --------------             -----------------

William Polk Carey             66       Chairman of the Board                       2/86
                                        Director
Francis J. Carey               71       President                                   2/86
                                        Director
George E. Stoddard             80       Chairman of the Investment Committee        2/86
                                        Director
Madelon DeVoe Talley           65       Vice Chairman of the Board                  2/86
                                        Director
Stephen H. Hamrick             45       Director                                    2/86
Lawrence R. Klein              76       Chairman of the Economic Policy             2/86
                                        Committee
                                        Director
Barclay G. Jones III           36       Executive Vice President                    2/86
                                        Director
Claude Fernandez               44       Executive Vice President                    2/86
                                        Chief Administrative Officer
H. Augustus Carey              39       Senior Vice President                       8/88
Anthony S. Mohl                35       Senior Vice President                       9/87
John J. Park                   32       Senior Vice President                       7/91
                                        Treasurer
Michael D. Roberts             45       First Vice President                        4/89
                                        Controller



(1) Each officer and director of the Corporate General Partner will hold office until the next annual meeting of the Board of Directors and thereafter until his successor shall have been elected and shall have qualified or until his prior death, resignation or removal.



          William Polk Carey and Francis J. Carey are brothers. H. Augustus Carey is the nephew of William Polk Carey and the son of Francis J. Carey.


          A description of the business experience of each officer and director of the Corporate General Partner is set forth below:


          William Polk Carey, Chairman and Chief Executive Officer, has been active in lease financing since 1959 and a specialist in net leasing of corporate real estate property since 1964. Before founding W.P. Carey & Co., Inc. ("W.P. Carey") in 1973, he served as Chairman of the Executive Committee of Hubbard,

Westervelt & Mottelay (now Merrill Lynch Hubbard), head of Real Estate and Equipment Financing at Loeb Rhoades & Co. (now Lehman Brothers), head of Real Estate and Private Placements, Director of Corporate Finance and Vice Chairman of the Investment Banking Board of duPont Glore Forgan Inc. A graduate of the University of Pennsylvania's Wharton School of Finance and Commerce, Mr. Carey is a Governor of the National Association of Real Estate Investment Trusts (NAREIT). He also serves on the boards of The Johns Hopkins University, The James A. Baker III Institute for Public Policy at Rice University, Templeton College of Oxford University and other educational and philanthropic institutions. He founded the Visiting Committee to the Economics Department of the University of Pennsylvania and co-founded with Dr. Lawrence R. Klein the Economics Research Institute at that University. Mr. Carey is also a Director of CPA(R):10, CIP(TM) and CPA(R):12.

          Francis J. Carey was elected President and a Managing Director of W.P. Carey in April 1987, having served as a Director since its founding in 1973. Prior to joining the firm full-time, he was a senior partner in Philadelphia, head of the Real Estate Department nationally and a member of the executive committee of the Pittsburgh based firm of Reed Smith Shaw & McClay, counsel for Registrant, the General Partners, the CPA(R) Partnerships, W.P. Carey and some of its affiliates. He served as a member of the Executive Committee and Board of Managers of the Western Savings Bank of Philadelphia from 1972 until its takeover by another bank in 1982 and is former chairman of the Real Property, Probate and Trust Section of the Pennsylvania Bar Association. Mr. Carey served as a member of the Board of Overseers of the School of Arts and Sciences of the University of Pennsylvania from 1983 through 1990. He has also served as a member of the Board of Trustees of the Investment Program Association since 1990 and on the Business Advisory Council of the Business Council for the United Nations since 1994. He holds A.B. and J.D. degrees from the University of Pennsylvania. Mr. Carey is also a Director of CPA(R):10 and CIP(TM).

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

          Madelon DeVoe Talley, Vice Chairman, is a member of the New York State Controller's Investment Committee, a Commissioner of the Port Authority of New York and New Jersey, former CIO of New York State Common Retirement Fund and a Trustee of the New York State Teachers Retirement System. She also served as a managing director of Rothschild, Inc. and as the President of its asset management division. Mrs. Talley was also a former Governor of the N.A.S.D. and a director of Biocraft Laboratories, a New York Stock Exchange company. She is an alumna of Sarah Lawrence College and the graduate school of International and Public Affairs at Columbia University.

          Stephen H. Hamrick is the former Managing Director of Wall Street Investor Services, where he completed the turnaround and sale of a bank based brokerage business. Previously, he was for six years the Director of Private Investments for PaineWebber Incorporated. From 1975 until joining PaineWebber in 1988, Mr. Hamrick was associated with E.F. Hutton & Company (and the successor firm Shearson Lehman Hutton Inc.), where he held the position of First Vice President and National Director of Private Placements. Mr. Hamrick is a former Chairman of the Securities Industry Association's Direct Investment Committee and a former Chairman of the Investment Program Association. He is a Certified Financial Planner and was graduated with degrees in English and Economics from Duke University.

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

          Barclay G. Jones III, Executive Vice President, Managing Director, and head of the Investment Department. Mr. Jones joined W.P. Carey as Assistant to the President in July 1982 after his graduation from the Wharton School of the University of Pennsylvania, where he majored in Finance and Economics. He was elected to the Board of Directors of W.P. Carey in April 1992. Mr. Jones is also a Director of the Wharton Business School Club of New York.

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

          H. Augustus Carey, Senior Vice President, returned to W.P. Carey in 1988 and is President of W.P. Carey's broker-dealer subsidiary. Mr. Carey previously worked for W.P. Carey from 1979 to 1981 as Assistant to the President. Prior to rejoining W.P. Carey, Mr. Carey served as a loan officer of the North American Department of Kleinwort Benson Limited in London, England.
He received an A.B. from Amherst College in 1979 and an M.Phil. in Management Studies from Oxford University in 1984. Mr. Carey is a trustee of the Oxford Management Centre Associates Council.

          Anthony S. Mohl, Senior Vice President and Director of Portfolio Management, joined W.P. Carey & Co., in 1987 as Assistant to the President after receiving his M.B.A. from the Columbia University Graduate School of Business. Mr. Mohl was employed as an analyst in the strategic planning group at Kurt Salmon Associates after receiving an undergraduate degree from Wesleyan University.

          John J. Park, Senior Vice President, Treasurer and Director of Research, joined W.P. Carey as an Investment Analyst in December 1987. Mr. Park received his undergraduate degree from Massachusetts Institute of Technology and his M.B.A. in Finance from New York University.

          Michael D. Roberts joined W. P. Carey as a Second Vice President and Assistant Controller in April 1989 and is currently First Vice President and Controller. Prior to joining W.P. Carey, Mr. Roberts was employed by Coopers & Lybrand for over 8 years, where he attained the title of audit manager. A certified public accountant, Mr. Roberts received a B.A. in sociology from Brandeis University and an M.B.A. from Northeastern University.

          The officers and directors of W.P. Carey are substantially the same as above.


Item 11.  Executive Compensation.
          -----------------------

          Under the Amended Agreement of Limited Partnership of Registrant (the "Agreement"), 5% of Distributable Cash From Operations, as defined, is payable to the Corporate General Partner and 1% of Distributable Cash From Operations is payable to the Individual General Partner. The Corporate General Partner's and the Individual General Partner's share of Distributable Cash From Operations from Registrant during the year ended December 31, 1996 was $174,151 and $34,830, respectively. As owner of 100 Limited Partnership Units, the Corporate General Partner received cash distributions of $7,242 during the year ended December 31, 1996. See Item 6 for the net income allocated to the General Partners under the Agreement. Registrant is not required to pay, and has not paid, any remuneration to the officers or directors of the Corporate General Partner, W.P. Carey or any other affiliate of Registrant during the year ended December 31, 1996.

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

Item 12.  Security Ownership of Certain Beneficial Owners and
          ---------------------------------------------------
                      Management.
                      -----------

          As of December 31, 1996, no person owned of record or was known by Registrant to own beneficially more than 5% of the Limited Partnership Units.

          The following table sets forth as of March 15, 1997 certain information as to the ownership by directors and executive officers of securities of Registrant:


                                                    Number of Units
                                 Name of             and Nature of       Percent
Title of Class               Beneficial Owner     Beneficial Ownership  of Class
--------------               ----------------     --------------------  ---------
Limited Partnership
  Units of Registrant     William Polk Carey (1)            110  UNITS       .24%
                          Francis J. Carey                   10              .02
                          George E. Stoddard
                          Madelon DeVoe Talley
                          Stephen H. Hamrick
                          Barclay G. Jones, III               4              .01
                          Lawrence R. Klein
                          Claude Fernandez
                          H. Augustus Carey                  20              .05
                          Anthony S. Mohl
                          John J. Park
                          Michael D. Roberts
All executive officers
and directors as a
group (12 persons)                                          144  UNITS       .32%
                                                            ===  =====       ===


    (1) As of March 15, 1997, the Corporate General Partner, Seventh Carey Corporate Property, Inc., owned 100 Limited Partnership Units of Registrant. William Polk Carey, the majority shareholder of the Corporate General Partner, is the beneficial owner of these Units.


          There exists no arrangement, known to Registrant, the operation of which may at a subsequent date result in a change of control of Registrant.



Item 13.  Certain Relationships and Related Transactions.
          -----------------------------------------------

          For a description of transactions and business relationships between Registrant and its affiliates and their directors and officers, see Notes 2 and 3 to the Consolidated Financial Statements in Item 8. Michael B. Pollack, Senior Vice President and Secretary of the Corporate General Partner, is a partner of Reed Smith Shaw & McClay which is engaged to perform legal services for Registrant.

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
              ----------------------------------

          The following consolidated financial statements are filed as a part of this Report:

  Report of Independent Accountants.

  Consolidated Balance Sheets, December 31, 1995 and 1996.

  Consolidated Statements of Income for the years ended December 31, 1994, 1995 and 1996.

  Consolidated Statements of Partners' Capital for the years ended December 31, 1994, 1995 and 1996.

  Consolidated Statements of Cash Flows for the years ended December 31, 1994, 1995 and 1996.

  Notes to Consolidated Financial Statements.


  The financial statements are hereby incorporated by reference to pages 6 to 22 of Registrant's Annual Report contained in Appendix A.



  (a)     2.  Financial Statement Schedule:
              -----------------------------

          The following schedule is filed as a part of this Report:

  Schedule III -Real Estate and Accumulated Depreciation as of December 31,
1996.

  Notes to Schedule III.


  Schedule III and notes thereto are hereby incorporated by reference to pages 23 to 26 of Registrant's Annual Report contained in Appendix A.



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


Exhibit                                                                  Method of
  No.              Description                                            Filing
-------            -----------                                    ------------------------

  3.1      Amended agreement of Limited Partnership               Exhibit to Registration
           of Registrant dated as of April 10, 1986.              Statement (Form S-11)
                                                                  No. 33-3213

  4.16     Mortgage and Security Agreement dated as of            Filed as Exhibit 4.1
           August 24, 1987 between Registrant, as                 to Registrant's Form 8-K
           Mortgagor, and NCNB, as Mortgagee.                     dated September 9, 1987

  4.17     Term Note dated August 24, 1987 from                   Filed as Exhibit 4.2
           Registrant to NCNB.                                    to Registrant's Form 8-K
                                                                  dated September 9, 1987

  4.18     Assignment of Leases and Rents and Consent of          Filed as Exhibit 4.3
           Lessee dated as of August 24, 1987 between             to Registrant's Form 8-K
           Registrant, as Assignor, and NCNB, as Assignee,        dated September 9, 1987
           and consented to by Emb-Tex, as Lessee.

  4.19     Consent to Assignment and Sublease dated as of         Filed as Exhibit 4.4
           August 24, 1987 by and among American National         to Registrant's Form 8-K
           Insurance Company, as Landlord, Auto Shack,            dated September 9, 1987
           as Assignor, and Registrant, as Assignee.

  4.20     Agreement and Assignment of Ground Lease dated         Filed as Exhibit 4.5
           August 28, 1987 by and among Auto Shack, as            to Registrant's Form 8-K
           Assignor, Registrant, as Assignee, and Henry           dated September 9, 1987
           and Ruby Creswell, as Fee Owners.

  4.21     Agreement and Assignment of Ground Lease dated         Filed as Exhibit 4.6
           August 28, 1987 by and among Auto Shack, as Assignor,  to Registrant's Form 8-K
           Registrant, as Assignee, and Commercial                dated September 9, 1987
           Investments of Greensboro, Inc., as Fee Owner.

  4.22     Agreement and Assignment of Ground Lease dated         Filed as Exhibit 4.7
           August 28, 1987 by and among Auto Shack, as            to Registrant's Form 8-K
           Assignor, Registrant, as Assignee, and K.W.W.          dated September 9, 1987
           Associates, as Fee Owner.

  4.23     Agreement and Assignment of Ground Lease dated         Filed as Exhibit 4.8
           August 28, 1987 by and among Auto Shack, as            to Registrant's Form 8-K
           Assignor, Registrant, as Assignee, and Mabel           dated September 9, 1987
           D. and Jimmy S. Snyder, as Fee Owner.

  4.24     Agreement and Assignment of Ground Lease dated         Filed as Exhibit 4.9
           August 28, 1987 by and among Auto Shack, as            to Registrant's Form 8-K
           Assignor, and Registrant, as Assignee.                 dated September 9, 1987

  4.25     $12,000,000 Promissory Note dated                      Filed as Exhibit 4.1
           November 16, l987 from Registrant and CPA(R):6,        to Registrant's Form 8-K
           as Borrower, to Ford, as Holder.                       dated February 15, 1988



Exhibit                                                                           Method of
  No.              Description                                                     Filing
-------            -----------                                             ------------------------

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

  4.35     Loan Modification Agreement dated as of September 29,           Filed as Exhibit 4.1 to
           1988 among Prudential Insurance Company of America,             Registrant's Form 8-K
           as Lender, American National Bank and Trust Company             dated October 13, 1988
           of Chicago as Trustee under Trust Agreement dated
           November 8, 1984 ("American National Trust No. 62782")
           and American National Bank and Trust Company of Chicago,
           as Trustee, under Trust Agreement dated September 14, 1984
           ("American National Trust No. 62230")(collectively, "Trusts"),
           Venture ("Beneficiary"), Trusts and Beneficiary, collectively known as Borrower, and Registrant and CPA(R):8, as Purchaser.

  4.36     Note Agreement dated December 21, 1988                          Filed as Exhibit 4.1 to
           among New England Mutual Life Insurance                         Registrant's Form 8-K
           Company ("New England"), Registrant and CPA(R):8.               dated January 5, 1989

  4.37     $15,000,000 Secured Note from Registrant                        Filed as Exhibit 4.2 to
           and CPA(R):8 to New England dated                               Registrant's Form 8-K
           December 22, 1988.                                              dated January 5, 1989

  4.38     Deed of Trust and Security Agreement dated December 21,         Filed as Exhibit 4.3(A)
           1988 between Registrant and CPA(R):8, as trustor, and New       to Registrant's Form 8-K
           England, as beneficiary, covering the California Property.      dated January 5, 1989

  4.39     Mortgage and Security Agreement dated December 21, 1988         Filed as Exhibit 4.3(B)
           between Registrant and CPA(R):8, as mortgagor, and New          to Registrant's Form 8-K
           England, as mortgagee, covering the Iowa Property.              dated January 5, 1989

  4.40     Mortgage and Security Agreement dated December 21, 1988         Filed as Exhibit 4.3(C)
           between Registrant and CPA(R):8, as mortgagor, and New          to Registrant's Form 8-K
           England, as mortgagee, covering the Michigan Property.          dated January 5, 1989

  4.41     Mortgage and Security Agreement dated December 21, 1988         Filed as Exhibit 4.3(D)
           between Registrant and CPA(R):8, as mortgagor, and New          to Registrant's Form 8-K
           England, as mortgagee, covering the New Hampshire Property.     dated January 5, 1989

  4.42     Mortgage and Security Agreement dated December 21, 1988         Filed as Exhibit 4.3(E)
           between Registrant and CPA(R):8, as mortgagor, and New          to Registrant's Form 8-K
           England, as mortgagee, covering the New York Property.          dated January 5, 1989



Exhibit                                                                        Method of
  No.              Description                                                  Filing
----------         -----------                                          ------------------------

   4.43     Assignment of Leases, Rents and Guaranty dated December     Filed as Exhibit 4.4(A)
            21, 1988 from Registrant and CPA(R):8, as assignor to New   to Registrant's Form 8-K
            England, as assignee, covering the California Property.     dated January 5, 1989

   4.44     Assignment of Leases, Rents and Guaranty dated December     Filed as Exhibit 4.4(B)
            21, 1988 from Registrant and CPA(R):8, as assignor to New   to Registrant's Form 8-K
            England, as assignee, covering the Iowa Property.           dated January 5, 1989

   4.45     Assignment of Leases, Rents and Guaranty dated December     Filed as Exhibit 4.4(C)
            21, 1988 from Registrant and CPA(R):8, as assignor to New   to Registrant's Form 8-K
            England, as assignee, covering the Michigan Property.       dated January 5, 1989

   4.46     Assignment of Leases, Rents and Guaranty dated December     Filed as Exhibit 4.4(D)
            21, 1988 from Registrant and CPA(R):8, as assignor to New   to Registrant's Form 8-K
            England, as assignee, covering the New Hampshire Property.  dated January 5, 1989

   4.47     Assignment of Leases, Rents and Guaranty dated December     Filed as Exhibit 4.4(E)
            21, 1988 from Registrant and CPA(R):8, as assignor to New   to Registrant's Form 8-K
            England, as assignee, covering the New York Property.       dated January 5, 1989

   10.6     Lease Agreement dated June 17, 1987 between                 Filed as Exhibit 10.1
            Registrant, as Landlord and Winn-Dixie, as                  to Registrant's Form 8-K
            Tenant.                                                     dated July 1, 1987

   10.7     Lease Guaranty dated as of June 17, 1987 by                 Filed as Exhibit 10.2
            Winn-Dixie Stores, as Guarantor, to                         to Registrant's Form 8-K
            Registrant, as Lessor.                                      dated July 1, 1987

   10.8     Ground Lease dated as of November 27, 1985                  Filed as Exhibit 10.3
            between Hooper Brothers, an Alabama general                 to Registrant's Form 8-K
            partnership, as Landlord, and Winn-Dixie, as Tenant.        dated July 1, 1987

   10.9     Assignment of Rights Under Ground Lease dated               Filed as Exhibit 10.4
            June 15, 1987 between Winn-Dixie, as Assignor,              to Registrant's Form 8-K
            and Registrant, as Assignor, and Registrant, as Assignee.   dated July 1, 1987

   10.10    Lease Agreement dated as of August 24, 1987                 Filed as Exhibit 10.1
            between Registrant, as Landlord, and Emb-Tex,               to Registrant's Form 8-K
            as Tenant.                                                  dated September 9, 1987

   10.11    Lease Agreement dated as of August 28, 1987                 Filed as Exhibit 10.2
            between Registrant, as Landlord, and Auto Shack,            to Registrant's Form 8-K
            as Tenant for the Auto Shack Leasehold Properties.          dated September 9, 1987

   10.12    Lease Agreement dated as of August 28, 1987                 Filed as Exhibit 10.3
            between Registrant, as Landlord, and Auto                   to Registrant's Form 8-K
            Shack, as Tenant, for Pensacola, Florida property.          dated September 9, 1987

   10.13    Lease Agreement dated as of August 28, 1987                 Filed as Exhibit 10.4
            between Registrant, as Landlord, and Auto                   to Registrant's Form 8-K
            Shack, as Tenant, for Baton Rouge, Louisiana property.      dated September 9, 1987

   10.14    Lease Agreement dated as of August 28, 1987                 Filed as Exhibit 10.5
            between Registrant, as Landlord, and Auto Shack,            to Registrant's Form 8-K
            as Tenant, for Kannapolis, North Carolina property.         dated September 9, 1987



Exhibit                                                                   Method of
  No.              Description                                             Filing
-------            -----------                                     ------------------------

   10.15    Lease Agreement dated as of August 28, 1987            Filed as Exhibit 10.6
            between Registrant, as Landlord, and Auto Shack,       to Registrant's Form 8-K
            as Tenant, for Morgantown, North Carolina property.    dated September 9, 1987

   10.16    Lease Agreement dated as of August 28, 1987            Filed as Exhibit 10.7
            between Registrant, as Landlord, and Auto              to Registrant's Form 8-K
            Shack, as Tenant, for East Ridge, Tennessee property.  dated September 9, 1987

   10.17    Lease Agreement dated as of August 28, 1987            Filed as Exhibit 10.8
            between Registrant, as Landlord, and Auto              to Registrant's Form 8-K
            Shack, as Tenant, for Knoxville, Tennessee property.   dated September 9, 1987

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

   10.26    Lease Agreement dated December 21, 1988                Filed as Exhibit 10.1(B)
            between Registrant and CPA(R):8, as Landlord,          to Registrant's Form 8-K
            and Barnstead Thermolyne Corporation, as Tenant.       dated January 5, 1989

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



Exhibit                                                           Method of
  No.              Description                                     Filing
-------            -----------                             ------------------------

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

   28.20    Seller's Certificate dated August 24, 1987     Filed as Exhibit 28.4
            from E.T.C. to Registrant.                     to Registrant's Form 8-K
                                                           dated September 9, 1987



Exhibit                                                            Method of
  No.              Description
----------         -----------                              ------------------------

   28.21    Lessee's Certificate dated August 24, 1987      Filed as Exhibit 28.5
            from Emb-Tex to Registrant.                     to Registrant's Form 8-K
                                                            dated September 9, 1987

   28.22    Bill of Sale dated as of August 28, 1987        Filed as Exhibit 28.6
            from Auto Shack to Registrant.                  to Registrant's Form 8-K
                                                            dated September 9, 1987

   28.23    Warranty Deed dated August 28, 1987 between     Filed as Exhibit 28.7
            Auto Shack to Registrant for Jacksonville,      to Registrant's Form 8-K
            Florida property.                               dated September 9, 1987

   28.24    Warranty Deed dated August 28, 1987 between     Filed as Exhibit 28.8
            Auto Shack to Registrant for Panama City,       to Registrant's Form 8-K
            Florida property.                               dated September 9, 1987

   28.25    Corporate Deed dated August 28, 1987 between    Filed as Exhibit 28.9
            Auto Shack and Registrant for Shelby, North     to Registrant's Form 8-K
            Carolina property.                              dated September 9, 1987

   28.26    General Warranty Deed dated August 28, 1987     Filed as Exhibit 28.10
            between Auto Shack and Registrant for Centre    to Registrant's Form 8-K
            Point Drive, St. Peters, Missouri property.     dated September 9, 1987

   28.27    General Warranty Deed dated August 28, 1987     Filed as Exhibit 28.11
            between Auto Shack and Registrant for W.        to Registrant's Form 8-K
            Mexico Road, St. Peters, Missouri property.     dated September 9, 1987

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



Exhibit                                                               Method of
  No.              Description                                         Filing
-------            -----------                                 ------------------------

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

   28.49    Seller/Lessee's Certificate dated                  Filed as Exhibit 28.1(C)
            December 21, 1988 from Kerr Manufacturing          to Registrant's Form 8-K
            Corporation to Registrant and CPA(R):8.            dated January 5, 1989



Exhibit                                                                   Method of
  No.              Description                                             Filing
-------            -----------                                     ------------------------

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

   28.53    Warranty Deed dated December 21, 1988                  Filed as Exhibit 28.2(B)
            from Barnstead Thermolyne Corporation,                 to Registrant's Form 8-K
            as grantor, to Registrant and CPA(R):8, as grantee.    dated January 5, 1989

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

   28.63    Deed dated March 31, 1989 from Ryan, as                Filed as Exhibit 28.2
            Guarantor, to Registrant and CPA(R):8, as              to Registrant's Form 8-K
            Grantee, for the Frederick County, Maryland property.  dated May 11, 1989

   28.64    Warranty Deed dated March 31, 1989 from Ryan,          Filed as Exhibit 28.3
            as Guarantor, to Registrant and CPA(R):8, as           to Registrant's Form 8-K
            Grantee, for the Framington, New York property.        dated May 11, 1989



Exhibit                                                                      Method of
  No.              Description                                                Filing
-------            -----------                                       --------------------------

   28.65    Deed dated March 31, 1989 from Ryan, as                  Filed as Exhibit 28.4
            Guarantor, to Registrant and CPA(R):8, as                to Registrant's Form 8-K
            Grantee, for the Fredericksburg, Virginia property.      dated May 11, 1989

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

   28.68    Bill of Sale dated March 31, 1989 from Ryan,             Filed as Exhibit 28.7
            as Seller, to Registrant and CPA(R):8, as                to Registrant's Form 8-K
            Purchaser, for the Frederick County, Maryland property.  dated May 11, 1989

   28.69    Bill of Sale dated March 31, 1989 from Ryan,             Filed as Exhibit 28.8
            as Seller, to Registrant and CPA(R):8, as                to Registrant's Form 8-K
            Purchaser, for the Fredericksburg, Virginia property.    dated May 11, 1989

   28.70    Bill of Sale dated March 31, 1989 from NV Homes,         Filed as Exhibit 28.9
            L.P., as Seller, to Registrant and CPA(R):8, as          to Registrant's Form 8-K
            Purchaser, for the Manassas, Virginia property.          dated May 11, 1989

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



Exhibit                                                  Method of
  No.              Description                            Filing
-------            -----------                   --------------------------

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




  (b)     Reports on Form 8-K
          -------------------

          During the quarter ended December 31, 1996, Registrant was not required to file any reports on Form 8-K.

                                   SIGNATURES
                                   ----------

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                    CORPORATE PROPERTY ASSOCIATES 7
                    - a California limited partnership
                    and SUBSIDIARIES

                    BY:  SEVENTH CAREY CORPORATE PROPERTY, INC.

    4/3/97          BY:    /s/ Claude Fernandez
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

                    BY:  SEVENTH CAREY CORPORATE PROPERTY, INC.

                         William P. Carey
                         Chairman of the Board
                         and Director
                         (Principal Executive Officer)

                         Francis J. Carey
                         President and Director

                         George E. Stoddard        BY:  /s/ George E. Stoddard
                                                       -----------------------
                         Chairman of the Investment      George E. Stoddard
                         Committee and Director          Attorney in fact
                                                         April 3, 1997

                         Dr. Lawrence R. Klein
                         Chairman of the Economic Policy
                         Committee and Director

                         Madelon DeVoe Talley
                         Vice Chairman of the Board of
                         Directors and Director

    4/3/97          BY:    /s/ Claude Fernandez
 --------------           ---------------------
  Date                   Claude Fernandez
                         Executive Vice President and
                         Chief Administrative Officer
                         (Principal Financial Officer)

    4/3/97          BY:    /s/ Michael D. Roberts
 --------------           -----------------------
  Date                   Michael D. Roberts
                         First Vice President and Controller
                         (Principal Accounting Officer)

                                    APPENDIX A TO FORM 10-K



                        CORPORATE PROPERTY ASSOCIATES 7
                       - A CALIFORNIA LIMITED PARTNERSHIP
                                AND SUBSIDIARIES



                                    1996 ANNUAL REPORT

SELECTED FINANCIAL DATA
--------------------------------------------------------------------------------



(In thousands except per unit amounts)



                                    1992      1993       1994      1995     1996
                                   -------  --------  ----------  -------  -------

OPERATING DATA:

Revenues                           $10,123  $12,243   $13,840     $12,196  $12,731

Income (loss) from                   1,885     (836)   12,049       3,956    4,399
   continuing operations (1)

Income (loss) from continuing
   operations (1):
   To General Partners                 113      244       431         187      260
   To Limited Partners               1,772   (1,080)   11,618       3,769    4,139
   Per unit                          39.13   (23.85)   256.62       83.31    91.55

Distributions attributable (2):
   To General Partners                 191      178       279         206      210
   To Limited Partners               2,997    2,784    10,084(3)    3,229    3,289
   Per unit                          60.62    61.49    222.74       71.38    72.74

Payment of mortgage
principal (4)                          560      740       739       1,567      614


BALANCE SHEET DATA:

Total assets         77,074   73,240      66,865     56,229      55,432

Long-term
 obligations (5)     26,643   37,770      21,613     19,829      13,075





(1) 1993 loss includes a 3,303,000 writedown to net realizable value. 1994 income includes gains of $8,497,000.
(2) Includes distributions attributable to the fourth quarter of each fiscal year payable in the following fiscal year less distributions in the first fiscal quarter attributable to the prior year.
(3) Includes a special distribution of $150 per Limited Partnership Unit paid in January 1995.
(4) Represents scheduled principal amortization paid.
(5) Represents mortgage and note obligations due after more than one year.

MANAGEMENT'S DISCUSSION AND ANALYSIS
--------------------------------------------------------------------------------


          Results of Operations
          ---------------------

          Net income for the year ended December 31, 1996 decreased by $1,127,000 as compared with the prior year. The results for 1995 include an extraordinary gain on the extinguishment of debt of $1,324,000, earnings from the discontinued operations of $247,000 and a gain on the sale of a property in Jupiter, Florida of $1,019,000. Income before gains, which excludes the effect of these items, reflects an increase of $1,388,000 for the year ended December 31, 1996. The increase in income before gains was due to decreases in interest, depreciation, general and administrative expenses as well as an increase in hotel operating income. This was partially offset by an increase in property expenses.

          The decrease in interest expense was due to the satisfaction of the mortgage debt on the Advanced Systems Applications, Inc. ("ASA") property, which fully amortized in March 1996, as well as the satisfaction of the loan on the Jupiter, Florida property in December 1995 in connection with the sale of the property. The decrease in depreciation was due to a decrease in depreciable assets primarily as a result of the Jupiter property sale. General and administrative expense decreased due to a reduction in partnership level state franchise taxes. The increase in property expenses was due to the Partnership's assuming the contractual responsibility for the operating costs including insurance, maintenance and real estate taxes at the ASA property, as described below, as required by a modification to the ASA lease in 1996 and the new lease with the United States Postal Service (the "Postal Service") for a portion of the ASA property which commenced in May 1996. Lease revenues for the comparable years were stable.

          The 13% increase in hotel operating earnings resulted from a 6% increase in revenues with only a 3% increase in expenses. The increase in revenues was due to increases of 10% in overall average room rates with increases sustained in each room rate category. The ability to raise rates was due to the favorable economic and business conditions in the Detroit metropolitan area. The increases in rates contributed to a 2% decrease in the occupancy rate.

          Income for 1996 included the benefit of receiving a distribution of $144,000 from the bankruptcy claim against the former lessee of the hotel property in Livonia, Michigan. There may be additional distributions received on the Partnership's claim against the former lessee; however, the Partnership generally recognizes income from any settlement as distributions are received. There can be no assurance that the Partnership will receive additional amounts under its claim.

          Net income for the year ended December 31, 1995 reflected a decrease of $6,468,000 from the prior year due to a number of nonrecurring items which are classified as other income in 1994 in the accompanying Consolidated Financial Statements, gains and losses from asset sales and extraordinary gains on the extinguishment of mortgage debt in both years. In addition, the Partnership discontinued operating its food service business segment in December 1995.

          The gains on the sale of the Mid-Continent Bottlers, Inc. ("Mid-Continent") properties and of limited partnership units of a Mid-Continent affiliate contributed $8,497,000 to 1994 net income, representing 71% of 1994 earnings. After adjusting for the effects of gains and losses, other income, discontinued operations and property writedowns, income would have reflected an increase of $317,000 in 1995. The Partnership realized this increase even though its asset base was reduced after using a portion of the proceeds from the Mid-Continent sales to pay a special distribution of $150 per Limited Partnership Unit ($10,083,000). Results were favorably affected by the aforementioned sale of the Jupiter property and the extraordinary gain on the satisfaction of the Jupiter property mortgage loan.

          The increase in income in 1995, as adjusted, was primarily due to decreases in both interest and depreciation expense and improved earnings from the hotel operation. This was partially offset by decreases in lease revenues and other interest income and an increase in general and administrative expense. Of the $1,082,000 decrease in interest expense, $850,000 was due to the prepayment of mortgages in December 1994 on properties which are still subject to leases. The remaining decrease was attributable to the payoff of the Mid-Continent mortgage in connection with the sale of the properties and the decline in interest expense on the ASA mortgage loan which, as noted, fully amortized in March 1996. Lease revenues decreased by $818,000. This decrease was due to the 1994 disposition of the Mid-Continent properties which contributed $1,287,000 of lease revenues in 1994. This was partially offset by an increase of $434,000 in ASA lease revenues as the result of a lease modification. The decrease in other interest income occurred because the Partnership held substantially higher cash balances between October 1994, when it sold the Mid-Continent properties, and December 1994, when a portion of that cash was used to retire mortgage debt. General and administrative expenses increased due to an increase in partnership level state franchise tax paid.

          Earnings for the hotel in Livonia, Michigan increased by 8% in 1995 as the result of a 2% increase in occupancy rates to 77% and an 8% increase in the average room rate. As noted, the ability to raise rates has been favorably affected by economic conditions in the Detroit metropolitan area.

          As more fully described in Note 14 to the Consolidated Financial Statements, the Partnership entered into a lease modification agreement with ASA in 1994 which was structured so that the Partnership would receive above-market rate rents for a three-year period in exchange for consenting to the acceleration of the expiration of the lease term. The Partnership's share of ASA's annual rent increased from $622,000 to $1,749,000 in exchange for releasing ASA from its lease obligations in June 1997 instead of June 2003. The modification required the consent of the mortgage lender on the ASA property, the Partnership was required to accelerate principal payments on the mortgage loan in order to fully amortize the loan in March 1996. Annual debt service increased by $1,078,000 during this period. The lease was further amended in 1996 and provided that the Partnership's share of ASA annual rent be decreased by $280,000 and that the Partnership pay the costs of maintenance, insurance and real estate taxes. In exchange, the Partnership received all rents from an ASA subtenant and did not have to relinquish one-third of the rents from the Postal Service lease, which would have been required under the 1994 agreement. Operating results and cash flow from operations for 1996 reflect the full benefit of the ASA agreement. The benefit to operating results and cash flow for 1994 and 1995 was not as significant as in 1996 as the Partnership was also required to pay its share of the annual debt service of $1,346,000 on the ASA loan while debt service was eliminated after the first quarter of 1996. Accordingly, rental revenues and cash flow will decrease as any new leases are not expected to sustain the level reached on the ASA lease. Prior to the ASA modifications, the Partnership's annual cash flow (rents, net of mortgage debt service from the ASA property) was $354,000. The Partnership is currently receiving annual rent of $243,000 from the Postal Service lease before operating costs. The Partnership has entered into preliminary discussions with the Postal Service regarding occupying additional space when ASA fully vacates the property; however, there is no assurance that the Postal Service will lease additional space. To the extent that either the Postal Service or other new lessees occupy available space at the ASA property, the Partnership will probably be required to fund additional improvements. It is expected that the ASA subtenant will vacate the facility at the end of the ASA lease term in June 1997.

          Cash flow should also benefit from rent increases scheduled on leases with Swiss M-Tex L.P. ("M-Tex") and KSG, Inc. ("KSG") in 1997, on leases with the Gap, Inc. (the "Gap") and NYNEX Corporation ("NYNEX") in 1998 and on the leases with Sybron Acquisition Company ("Sybron") and NVRyan L.P. in 1999. Interest expense will benefit from paying the balloon payment on the $1,000,000 mortgage loan on the Winn-Dixie Stores, Inc. property in September 1996. Interest expense may be affected by the outcome of the Partnership's ability to satisfy the two balloon payments which are due in 1997. The Partnership's $9,607,000 note payable is a variable rate obligation and interest will vary based on the short-term interest rate environment. The short-term interest rate has remained stable over the past several years with a slight decrease in debt service on the note in 1996.

          Because of the long-term nature of the Partnership's net leases, inflation and changing prices have not unfavorably affected the Partnership's leasing revenues and net income. The Partnership's net leases generally provide for rent increases indexed to increases in the Consumer Price Index ("CPI") and may include caps on such CPI increases or other periodic mandated increases which should increase leasing revenues in the future. Future rent increases may be affected by changes in the method of calculating the CPI. Although there are indications that there may be legislation which considers changes to the CPI methodology, the Partnership cannot predict the outcome of any proposed changes relating to the CPI formula. As the rate of inflation has been moderate in recent years, Management believes that hotel operations may not be significantly impacted by changing prices. In addition, Management believes that reasonable increases in costs may be partially or entirely offset by increases in room rates. As noted, based on the conditions in its local markets, the Partnership has increased room rates by amounts in excess of increases in costs.


          Financial Condition
          -------------------

          Except for the hotel property and the ASA property, substantially all of the Partnership's properties are leased to corporate tenants under long-term net leases which generally require tenants to pay all operating expenses relating to the leased properties. The Partnership depends on cash flow from its leases and hotel operations to meet operating expenses, service its debt, fund distributions and maintain adequate cash reserves. In addition, the Partnership maintains cash reserves to fund major outlays such as capital improvements and balloon debt payments. Such expenditures may also be funded from additional borrowing on the Partnership's real estate portfolio. The Partnership's cash and cash equivalents at December 31, 1996 of $5,592,000 increased by $624,000 during the year.

          In 1996, the Partnership's cash flows provided from operating activities was $5,499,000 and was sufficient to pay quarterly distributions to partners of $3,483,000 and $614,000 of scheduled principal payment installments on the Partnership's mortgage debt. As noted, with the termination of the ASA lease in 1997, cash flow from operating activities is expected to decrease in 1997.

          The Partnership's investing activities consisted of selling a property leased to AutoZone, Inc. ("AutoZone"), selling a property in Monte Vista, Colorado, funding $205,000 of improvements at the ASA property in connection with the requirements under the new lease with the Postal Service and funding $219,000 at the hotel for replacing furniture, fixtures and equipment in the ordinary course of business and which are necessary for the hotel to remain competitive. Included in other assets in the accompanying Consolidated Financial Statements is a furniture, fixture and equipment reserve account of $320,000 which is partially available to fund any necessary improvements or replacements of furniture, fixtures and equipment. The reserve account is funded by an allocation of 3% of hotel revenues. The Partnership does not anticipate utilizing any funds in excess of amounts set aside in the reserve account to fund improvements or replacements within the next 12 months. As of December 31, 1996, the hotel operation has met the requirements of the Holiday Inn core modernization plan and no additional improvements are expected for the purpose of complying with the plan. The Partnership should be able to fund any improvements relating to new lessees at the ASA property from its cash reserves.

          The Partnership's financing activities consist primarily of utilizing the cash flow from operations to pay distributions and meet scheduled principal payment obligations. Additionally, the Partnership used $1,000,000 to pay a scheduled balloon payment on the mortgage loan collateralized by the property leased to Winn-Dixie Stores, Inc. ("Winn-Dixie"). Based on current cash flow and cash balances, the Partnership expects to sustain the rate of distributions paid to its partners. This may be affected by the Partnership's ability to remarket space at the ASA property after the ASA lease ends. The Partnership has significant unused borrowing capacity as it paid off a number of mortgage loans over the past several years and has several unleveraged properties subject to long-term leases including properties leased to the Gap, NYNEX, AutoZone and Winn-Dixie.

          The Partnership's three remaining mortgage loans are scheduled to mature with balloon payments over the next two years. All three loans are limited recourse obligations. The Livonia hotel and M-Tex mortgage loans have balloon payments which total approximately $6,500,000 which are due in 1997. A balloon payment on the Sybron mortgage loan is due in 1998. As the M-Tex and Sybron properties remain subject to long-term leases and the hotel generates strong operating cash flow, the Partnership believes that its prospects for refinancing the loans are good. In the case of limited recourse mortgage financing which does not fully amortize over its term, the Partnership would be responsible for the balloon payment required, but only to the extent of its interest in the encumbered property since the holder of each such obligation has recourse only to the property collateralizing the debt. The balloon payments could be funded from several alternative sources including, but not limited to, new mortgage financing, seeking an extension of the loan with the existing lender or negotiating to increase its unsecured debt. The Partnership's note payable matures in 1999 and is recourse to the Partnership's assets. The Partnership is in compliance with the loan's financial covenants as of December 31, 1996.

          Four of the Partnership's lessees have purchase options over the next several years: KSG and M-Tex's options are exercisable in 1997, Sybron in 1998 and the Gap in 1999. The purchase options are all exercisable at the greater of
(i) the Partnership's purchase cost for the properties and any prepayment charge that the Partnership would incur in paying off an existing mortgage loan on the properties or (ii) the fair market value of the properties as encumbered by their leases. In December 1996, KSG notified the Partnership that it was exercising its purchase option. Subject to determination of fair market value, the sale of the KSG property should be completed by no later than March 6, 1998 at a purchase price of at least $4,698,000. Annual cash flow from the KSG property is approximately $820,000. In the event that the M-Tex option is exercised, the Partnership would expect to receive proceeds, net of the amount necessary to pay off the M-Tex mortgage loan, of at least $1,440,000. Annual cash flow from the M-Tex properties is approximately $268,000. The Sybron and Gap properties provide annual cash flow of $352,000 and $927,000, respectively. Sybron is the guarantor of leases of five wholly-owned subsidiaries with each lessee having its own purchase option. It is possible that some but not all of the Sybron purchase options will be exercised.

          In connection with the purchase of its properties, the Partnership required sellers of such properties to perform environmental reviews.
Management believes, based on the results of such reviews, that the Partnership's properties were in substantial compliance with Federal and state environmental statutes at the time properties were acquired. However, portions of certain properties have been subject to a limited degree of contamination, principally in connection with either leakage from underground storage tanks or surface spills from facility activities. In most instances where contamination has been identified, tenants are actively engaged in the remediation process and addressing identified conditions. Tenants are generally subject to environmental statutes and regulations regarding the discharge of hazardous materials and any related remediation obligations. In addition, the Partnership's net leases generally require tenants to indemnify the Partnership from all liabilities and losses related to the leased properties. Accordingly, Management believes that the ultimate resolution of environmental matters will not have a material adverse effect on the Partnership's financial condition or liquidity.

          The Partnership is continuing to investigate ways to provide liquidity for limited partners on a tax-effective basis.

                       REPORT of INDEPENDENT ACCOUNTANTS



To the Partners of
Corporate Property Associates 7 -
a California limited partnership
and Subsidiaries:


          We have audited the accompanying consolidated balance sheets of Corporate Property Associates 7 - a California limited partnership and Subsidiaries as of December 31, 1995 and 1996, and the related consolidated statements of income, partners' capital and cash flows for each of the three years in the period ended December 31, 1996. We have also audited the financial statement schedule included on pages 23 to 25 of this Form 10-K. These financial statements and financial statement schedule are the responsibility of the General Partners. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

          We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the General Partners, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

          In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Corporate Property Associates 7 - a California limited partnership and Subsidiaries as of December 31, 1995 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. In addition, in our opinion, the Schedule of Real Estate and Accumulated Depreciation as of December 31, 1996, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the financial information required to be included therein pursuant to Securities and Exchange Commission Regulation S-X Rule 12-28.



                                                   /s/ Coopers & Lybrand L.L.P.
New York, New York
March 21, 1997

                        CORPORATE PROPERTY ASSOCIATES 7
                       - a California limited partnership
                                and SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                           December 31, 1995 and 1996


                                                       1995         1996
                                                    -----------  -----------
    ASSETS:
Real estate leased to others:
 Accounted for under the
   operating method:
     Land                                           $ 6,552,033  $ 6,552,033
     Buildings                                       25,296,740   25,501,944
                                                    -----------  -----------
                                                     31,848,773   32,053,977
     Accumulated depreciation                         6,185,070    7,031,430
                                                    -----------  -----------
                                                     25,663,703   25,022,547
 Net investment in direct financing leases           15,542,368   15,542,368
                                                    -----------  -----------
     Real estate leased to others                    41,206,071   40,564,915
Operating real estate, net of accumulated
 depreciation of $3,762,695 in 1995
 and $4,070,423 in 1996                               8,343,020    8,254,274
Real estate held for sale                               543,138
Cash and cash equivalents                             4,968,410    5,591,985
Other assets, net of accumulated amortization of
 $148,276 in 1995 and $185,402 in 1996                1,167,905    1,020,950
                                                    -----------  -----------
       Total assets                                 $56,228,544  $55,432,124
                                                    ===========  ===========

    LIABILITIES:
Mortgage notes payable                              $11,928,751  $10,314,828
Note payable                                          9,606,837    9,606,837
Accrued interest payable                                345,418      324,737
Accounts payable and accrued expenses                   708,394      676,737
Accounts payable to affiliates                          102,020      113,485
Prepaid and deferred income                             428,827      371,116
                                                    -----------  -----------
       Total liabilities                             23,120,247   21,407,740
                                                    -----------  -----------

Commitments and contingencies

    PARTNERS' CAPITAL:
General Partners                                        110,512      161,740
Limited Partners (45,209 Limited Partnership
 Units issued and outstanding in 1995 and 1996)      32,997,785   33,862,644
                                                    -----------  -----------
       Total partners' capital                       33,108,297   34,024,384
                                                    -----------  -----------
       Total liabilities and
        partners' capital                           $56,228,544  $55,432,124
                                                    ===========  ===========

The accompanying notes are an integral part of the consolidated financial statements.

                        CORPORATE PROPERTY ASSOCIATES 7
                       - a California limited partnership
                                and SUBSIDIARIES

                       CONSOLIDATED STATEMENTS of INCOME

              For the years ended December 31, 1994, 1995 and 1996



                                                    1994         1995         1996
                                                 -----------  -----------  -----------
Revenues:
 Rental income                                   $ 3,862,385  $ 4,298,952  $ 4,351,678
 Interest income from direct financing leases      3,537,977    2,283,445    2,258,757
 Other interest income                               346,970      203,166      266,400
 Other income                                      1,271,691                   143,866
 Revenues of hotel operations                      4,821,029    5,410,689    5,710,627
                                                 -----------  -----------  -----------
                                                  13,840,052   12,196,252   12,731,328
                                                 -----------  -----------  -----------

Expenses:
 Interest                                          3,537,640    2,456,129    1,942,737
 Depreciation                                      1,619,726    1,361,952    1,154,088
 General and administrative                          412,173      600,271      439,399
 Property expenses                                   317,277      299,608      550,201
 Amortization                                         78,528       70,067       62,500
 Writedown to net realizable value                   641,731      319,685
 Operating expenses of hotel operations            3,528,257    4,016,639    4,129,149
                                                 -----------  -----------  -----------
                                                  10,135,332    9,124,351    8,278,074
                                                 -----------  -----------  -----------

     Income before loss from equity
       investment, gains on sale,
       discontinued operations and
       extraordinary item                          3,704,720    3,071,901    4,453,254

 Loss from equity investment                         152,617      135,621      128,879
                                                 -----------  -----------  -----------

     Income before gains on sale,
       discontinued operations and
       extraordinary item                          3,552,103    2,936,280    4,324,375

Gains on sale of real estate, net                  7,814,474    1,019,362       74,729

Gains on sale of securities                          682,500
                                                 -----------  -----------  -----------

     Income from continuing
       operations                                 12,049,077    3,955,642    4,399,104

Earnings from discontinued operations                456,272      246,847
                                                 -----------  -----------  -----------

Income before extraordinary
 items                                            12,505,349    4,202,489    4,399,104


                                  (Continued)

                        CORPORATE PROPERTY ASSOCIATES 7
                       - a California limited partnership
                                and SUBSIDIARIES

                  CONSOLIDATED STATEMENTS of INCOME, Continued

              For the years ended December 31, 1994, 1995 and 1996

                                                         1994     1995         1996
                                                         ----     ----         ----
Extraordinary gain (loss) on
   extinguishment of debt                             (511,503)    1,323,858
                                                   ------------  -----------  -----------


     Net income                                    $11,993,846   $ 5,526,347  $ 4,399,104
                                                   ===========   ===========  ===========

Net income allocated to:

 Individual General Partner                        $   140,990    $   55,263   $   43,991
                                                   ===========    ==========  ===========

 Corporate General Partner                         $   286,822    $  225,350   $  216,218
                                                   ===========    ==========  ===========

 Limited Partners                                  $11,566,034    $5,245,734   $4,138,895
                                                   ===========    ==========  ===========




Net income per Unit: (45,274 Limited
 Partnership Units in 1994, 45,242 weighted
 average Limited Partnership Units in 1995
 and 45,209 Limited Partnership Units in 1996):
   Income from continuing operations               $    256.62    $    83.31   $    91.55
   Discontinued operations                                9.47          5.13
   Extraordinary items                                  (10.62)        27.51
                                                   ------------  -----------  -----------
                                                   $    255.47    $   115.95   $    91.55
                                                   ===========    ==========  ===========



The accompanying notes are an integral part of the consolidated financial statements.

                        CORPORATE PROPERTY ASSOCIATES 7
                       - a California limited partnership
                                and SUBSIDIARIES

                  CONSOLIDATED STATEMENTS of PARTNERS' CAPITAL

              For the years ended December 31, 1994, 1995 and 1996

                                                          Partners' Capital Accounts
                                         ----------------------------------------------
                                                                             Limited
                                                                             Partners'
                                                     General      Limited    Amount Per
                                         Total       Partners     Partners    Unit  (a)
                                         -----       --------     --------   ----------
Balance, December 31, 1993           $ 29,311,433   $(119,976)  $ 29,431,409   $ 651

Distributions                          (3,246,729)   (194,804)    (3,051,925)    (67)

Net income, 1994                       11,993,846     427,812     11,566,034     255
                                     ------------   ---------   ------------   -----

Balance, December 31, 1994             38,058,550     113,032     37,945,518     839

Distributions                         (10,434,626)   (283,133)   (10,151,493)   (224)

Purchase of Limited Partner Units         (41,974)                   (41,974)     (1)

Net income, 1995                        5,526,347     280,613      5,245,734     116
                                     ------------   ---------   ------------   -----

Balance, December 31, 1995             33,108,297     110,512     32,997,785     730

Distributions                          (3,483,017)   (208,981)    (3,274,036)    (73)

Net income, 1996                        4,399,104     260,209      4,138,895      92
                                     ------------   ---------   ------------   -----

Balance, December 31, 1996           $ 34,024,384   $ 161,740   $ 33,862,644   $ 749
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

                        CORPORATE PROPERTY ASSOCIATES 7
                       - a California limited partnership
                                and SUBSIDIARIES

                     CONSOLIDATED STATEMENTS of CASH FLOWS
              For the years ended December 31, 1994, 1995 and 1996

                                                              1994           1995           1996
                                                          -------------  -------------  ------------
Cash flows from operating activities:
  Net income                                              $ 11,993,846   $  5,526,347   $ 4,399,104
  Adjustments to reconcile net income to net
   cash provided by operating activities:
   Depreciation and amortization                             1,698,254      1,432,019     1,216,588
   Extraordinary (gain) loss on extinguishment of debt         511,503     (1,323,858)
   Net gains on sales                                       (8,496,974)    (1,019,361)      (74,729)
   Noncash consideration received in connection
     with settlements                                         (346,105)
   Cash receipts on operating leases greater
     than income recognized                                     40,807        170,647       170,647
   Writedown to net realizable value                           641,731        319,685
   Amortization of deferred income                             (60,930)       (21,514)      (21,514)
   Loss from equity investment                                 152,617        135,621       128,879
   Deferred rental income recognized in connection
     with disposition of properties                           (811,101)
   Restructuring fees collected                                722,222
   Net change in operating assets and liabilities,
     net of disposition of food service assets                (698,639)      (129,810)     (319,902)
                                                          ------------   ------------   -----------
      Net cash provided by operating activities              5,347,231      5,089,776     5,499,073
                                                          ------------   ------------   -----------
Cash flows from investing activities:
  Additional capitalized costs                                (164,292)      (180,758)     (424,186)
  Proceeds from sales                                       19,257,324      4,148,903       617,867
  Distributions received from equity investment                 38,281         31,457        27,761
                                                          ------------   ------------   -----------
      Net cash provided by investing activities             19,131,313      3,999,602       221,442
                                                          ------------   ------------   -----------
Cash flows from financing activities:
  Distributions to partners                                 (3,246,729)   (10,434,626)   (3,483,017)
  Payments of mortgage principal                              (739,391)    (1,567,369)     (613,923)
  Prepayments of mortgage payable                          (12,763,584)    (2,602,884)   (1,000,000)
  Purchase of Limited Partnership Units                                       (41,974)
  Deferred financing costs, net of reimbursement                 6,292
  Payments in connection with extinguishment of debt          (469,550)
                                                          ------------   ------------   -----------
      Net cash used in financing activities                (17,212,962)   (14,646,853)   (5,096,940)
                                                          ------------   ------------   -----------

      Net increase (decrease) in cash and
        cash equivalents                                     7,265,582     (5,557,475)      623,575

Cash and cash equivalents, beginning of year                 3,260,303     10,525,885     4,968,410
                                                          ------------   ------------   -----------

      Cash and cash equivalents, end of year              $ 10,525,885   $  4,968,410   $ 5,591,985
                                                          ============   ============   ===========


  The 1995 extraordinary gain on extinguishment of debt of $1,323,858 was comprised of $1,215,566 forgiveness of principal and $108,292 of accrual interest thereon.



The accompanying notes are an integral part of the consolidated financial statements.

                        CORPORATE PROPERTY ASSOCIATES 7
                       - a California limited partnership
                                and SUBSIDIARIES

                   NOTES to CONSOLIDATED FINANCIAL STATEMENTS


1.      Summary of Significant Accounting Policies:
        -------------------------------------------

    Basis of Consolidation:
    -----------------------

      The consolidated financial statements include the accounts of Corporate
        Property Associates 7, a wholly-owned subsidiary, which was dissolved in December 1995, and a 99% owned subsidiary (collectively, the "Partnership").

     Use of Estimates:
     -----------------

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


      The Partnership assesses the recoverability of its real estate assets, including residual interests, based on projections of undiscounted cash flows over the life of such assets. In the event that such cash flows are insufficient, the assets are adjusted to their estimated net realizable value.

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

     Real Estate Held for Sale:
     --------------------------

      Real estate held for sale is accounted for at the lower of cost or net realizable value.

                                   Continued

                        CORPORATE PROPERTY ASSOCIATES 7
                       - a California limited partnership
                                and SUBSIDIARIES

             NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued


     Depreciation:
     -------------

      Depreciation is being computed using the straight-line method over the estimated useful lives of the properties which range from 5 to 30 years.

     Cash Equivalents:
     -----------------

      The Partnership considers all short-term, highly liquid investments that are both readily convertible to cash and have a maturity of generally three months or less at the time of purchase to be cash equivalents. Items classified as cash equivalents include commercial paper and money market funds. Substantially all of the Partnership's cash and cash equivalents at December 31, 1995 and 1996 were held in the custody of three financial institutions.


     Other Assets:
     -------------

      Included in other assets are deferred rental income, deferred charges and an investment in a limited partnership. Deferred rental income is the aggregate difference for operating method leases between scheduled rents which vary during the lease term and income recognized on a straight-line basis. Deferred charges are primarily costs incurred in connection with mortgage note financings and refinancings and are deferred and amortized on a straight-line basis over the terms of the mortgages. The Partnership's 50% interest in a limited partnership is accounted for under the equity method, i.e. at cost, increased or decreased by the Partnership's share of earnings or losses, less distributions.


     Deferred Rental Income:
     -----------------------

      Deferred rental income recognized in connection with consideration received in entering into lease modifications is being amortized on a straight-line basis from the date of the amendments through the end of the initial terms of the leases or date of sale, if sooner.


     Income Taxes:
     -------------

      A partnership is not liable for Federal income taxes as each partner recognizes his proportionate share of the partnership income or loss in his tax return. Accordingly, no provision for income taxes is recognized for financial statement purposes.


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


                                   Continued

                        CORPORATE PROPERTY ASSOCIATES 7
                       - a California limited partnership
                                and SUBSIDIARIES

             NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued


        The General Partners may be entitled to receive a subordinated preferred return, measured based upon the cumulative proceeds arising from the sale of Partnership assets. Pursuant to the subordination provisions of the Agreement, the preferred return may be paid only after the limited partners receive 100% of their initial investment from the proceeds of asset sales and a cumulative annual return of 8% since the inception of the Partnership. The General Partners interest in such preferred return amounts to $805,015 based upon the cumulative proceeds from the sale of assets since the inception of the Partnership through December 31, 1996. The Partnership's ability to satisfy the subordination provisions of the Agreement may not be determinable until liquidation of a substantial portion of the Partnership's assets has been made.

      In accordance with the Agreement, the General Partners were allocated a portion of the 1993 and 1994 gains on sale as well as a portion of the related tax gains in order to eliminate their negative balances. The Partnership paid a special distribution of $6,859,697 in 1995 related to the sales which was allocated 1% to the Individual General Partner and 99% to the Limited Partners in accordance with the Agreement.


3.      Transactions with Related Parties:
        ----------------------------------

      Under the Agreement, W.P. Carey & Co., Inc. ("W.P. Carey") and other affiliates are also entitled to receive property management and leasing fees and reimbursement of certain expenses incurred in connection with the Partnership's operations. General and administrative expense reimbursements consist primarily of the actual cost of personnel needed in providing administrative services necessary for the operation of the Partnership. Property management and leasing fees and general and administrative expense reimbursements incurred are summarized as follows:

                                                    1994      1995      1996
                                                  --------  --------  --------
          Property management and leasing fees    $135,794  $102,753  $101,181
          General and administrative
            expense reimbursements                 113,171   123,492   110,024
                                                  --------  --------  --------
                                                  $248,965  $226,245  $211,205
                                                  ========  ========  ========


      During 1994, 1995 and 1996, fees aggregating $23,426, $67,230 and $66,717 respectively, were incurred for legal services performed by a firm in which the Secretary of the Corporate General Partner and other affiliates is a partner.

      The Partnership is a participant in an agreement with W.P. Carey and other affiliates for the purpose of leasing office space used for the administration of real estate entities and W.P. Carey and for sharing the associated costs. Pursuant to the terms of the agreement, the Partnership's share of rental, occupancy and leasehold improvement costs is based on adjusted gross revenues, as defined. Net expenses incurred in 1994, 1995 and 1996 were $51,874, $90,569 and $73,823, respectively.
        The increase in 1995 was due, in part, to certain nonrecurring costs incurred in connection with the relocation of the Partnership's offices.

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

                        CORPORATE PROPERTY ASSOCIATES 7
                       - a California limited partnership
                                and SUBSIDIARIES

             NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued



4.      Real Estate Leased to Others Accounted for Under the Operating Method
        ---------------------------------------------------------------------
         and Operating Real Estate:
         --------------------------

    A.  Real Estate Leased to Others:
        -----------------------------


      Scheduled future minimum rents, exclusive of renewals, under noncancellable operating leases amount to approximately $3,606,000 in 1997, $2,726,000 in 1998, $2,705,000 in 1999, $2,576,000 in 2000,
        $2,339,000 in 2001 and aggregate approximately $20,425,000 through 2013.

      Contingent rents were approximately $139,000, $138,000 and $106,000 in 1994, 1995 and 1996, respectively.


    B.  Operating Real Estate:
        ----------------------

      Operating real estate, at cost, is summarized as follows:

                                       December 31,
                                 ------------------------
                                    1995         1996
                                 -----------  -----------
            Land                 $ 2,050,688  $ 2,050,688
            Building               8,250,352    8,651,587
            Personal property      1,804,675    1,622,422
                                 -----------  -----------
                                  12,105,715   12,324,697
            Less, Accumulated
             depreciation          3,762,695    4,070,423
                                 -----------  -----------
                                 $ 8,343,020  $ 8,254,274
                                 ===========  ===========


5.      Net Investment in Direct Financing Leases:
        ------------------------------------------

      Net investment in direct financing leases is summarized as follows:

                                                 December 31,
                                           ------------------------
                                              1995         1996
                                           -----------  -----------
            Minimum lease payments
             receivable                    $31,518,276  $29,710,372
            Unguaranteed residual value     15,542,368   15,542,368
                                           -----------  -----------
                                            47,060,644   45,252,740
            Less, Unearned income           31,518,276   29,710,372
                                           -----------  -----------
                                           $15,542,368  $15,542,368
                                           ===========  ===========

      Scheduled future minimum rents, exclusive of renewals, under noncancellable direct financing leases amount to approximately $1,890,000 in each of the years 1997 to 2001 and aggregate approximately $29,710,000 through 2014.

      Contingent rents were approximately $490,000, $322,000 and $344,000 in 1994, 1995 and 1996, respectively. Future minimum ground lease commitments for certain properties occupied by AutoZone, Inc. ("AutoZone") aggregate $843,000 through 2005.

                                   Continued

                        CORPORATE PROPERTY ASSOCIATES 7
                       - a California limited partnership
                                and SUBSIDIARIES
             NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued



6.      Mortgage Notes Payable and Note Payable:
        ----------------------------------------

    A.  Mortgage Notes Payable:
        -----------------------

      Mortgage notes payable, all of which are nonrecourse to the Partnership and the partners, are collateralized by real property with a carrying amount of approximately $23,244,595, before accumulated depreciation and the assignment of various leases. As of December 31, 1996, mortgage notes payable bear interest at rates varying from 9.03% to 11.25% per annum and mature in 1997 and 1998. Scheduled principal payments, including balloon payments, are as follows:


                           Year Ending December 31,
                           ------------------------
                  1997                  $ 6,846,625
                  1998                    3,468,203
                                        -----------
                  Total                 $10,314,828
                                        ===========

    B.  Note Payable:
        -------------

      The $9,606,837 note payable is a recourse obligation of the Partnership and provides for quarterly payments of interest at a floating rate equal to the London Inter-Bank Offered Rate ("LIBOR") plus 4.25% per annum (9.81% at December 31, 1996). The note payable matures in July 1999, at which time a balloon payment for the entire outstanding principal will be due.

      Covenants under the credit agreement include a requirement that the Partnership may not incur any additional debt unless the new debt replaces existing debt and does not exceed a maximum nonrecourse debt limitation at the inception of the loan of $36,897,696 less an adjustment for subsequent scheduled principal amortization on existing nonrecourse loans plus closing costs of any new nonrecourse loans. Additionally, the Partnership must maintain certain debt coverage ratios and maintain a minimum consolidated net worth and aggregate appraised property value of $15,000,000. The debt coverage ratio requires the Partnership to maintain ratios of free operating cash flow to the debt service on the note ranging from 3:1 to 3.4:1 over the term of the agreement. The Partnership is in compliance with such terms at December 31, 1996.

      The credit agreement requires the Partnership to offer the lender the proceeds from property sales as a prepayment of the note payable. The lender has not accepted any mandatory prepayment offers.

      Interest paid on all debt obligations was $3,426,650, $2,467,322 and $1,963,418 in 1994, 1995 and 1996, respectively.


                                   Continued

                        CORPORATE PROPERTY ASSOCIATES 7
                       - a California limited partnership
                                and SUBSIDIARIES

             NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued



7.      Distributions to Partners:
        --------------------------

      Distributions are declared and paid to partners quarterly and are summarized as follows:


                                                                             Limited
Year Ending                     Distributions Paid   Distributions Paid   Partners' Per
December 31,                    to General Partners  to Limited Partners   Unit Amount
------------                    -------------------  -------------------  -------------
     1994                                  $194,804          $ 3,051,925        $ 67.41
                                           ========          ===========        =======
     1995:

     Quarterly distributions               $214,536          $ 3,360,393        $ 74.25
     Special distribution -
       Note 12                               68,597            6,791,100         150.00
                                           --------          -----------        -------
                                           $283,133          $10,151,493        $224.25
                                           ========          ===========        =======

     1996                                  $208,981          $ 3,274,036        $ 72.42
                                           ========          ===========        =======

    Distributions of $52,750 to the General Partners and $826,421 to the Limited Partners for the quarter ended December 31, 1996 were declared and paid in January 1997.



8.      Income for Federal Tax Purposes:
        --------------------------------

      Income for financial statement purposes differs from income for Federal income tax purposes, because of the difference in the treatment of certain items for income tax purposes and financial statement purposes. A reconciliation of accounting differences is as follows:


                                                    1994          1995         1996
                                                ------------  ------------  -----------
     Net income per Consolidated
       Statements of Income                     $11,993,846   $ 5,526,347   $4,399,104
     Excess tax depreciation                       (825,140)     (549,851)    (485,963)
     Difference in tax treatment of gains on
       sales of real estate                       2,645,850    (1,889,176)      56,628
     Writedown to net realizable value              641,731       319,685
     Other                                         (861,038)       44,808     (302,371)
                                                -----------   -----------   ----------
        Net income reported for
         Federal income tax purposes            $13,595,249   $ 3,451,813   $3,667,398
                                                ===========   ===========   ==========


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

      In 1994, 1995 and 1996, the Partnership earned its total commercial and industrial leasing revenues (rental income plus interest income from financing leases) from the following lease obligors:


                                        1994      %       1995      %       1996      %
                                     ----------  ----  ----------  ----  ----------  ----
 Advanced System
   Applications, Inc.                $1,145,003   15%  $1,578,632   24%  $1,542,918   23%
 The Gap, Inc.                          927,568   13      927,568   14      927,568   14
 KSG, Inc.                              785,273   11      832,566   13      820,096   13
 Sybron Acquisition Company             819,162   11      819,162   13      819,162   13
 Swiss M-Tex, L.P.                      518,774    7      546,095    8      526,266    8
 AutoZone, Inc.                         462,076    6      466,473    7      441,191    7
 CSK Auto, Inc. (formerly
   Northern Automotive, Inc.) (1)       388,763    5      388,830    6      388,830    6
 Various other obligors                 411,893    6      387,445    6      346,678    5
 NVRyan L.P.                            310,807    4      291,556    4      291,556    4
 NYNEX Corporation                      215,600    3      215,600    3      215,600    3
 United States Postal Service                                               162,100    2
 Winn-Dixie Stores, Inc.                128,470    2      128,470    2      128,470    2
 Mid-Continent Bottlers, Inc.         1,286,973   17
                                     ----------  ---   ----------  ---   ----------  ---
                                     $7,400,362  100%  $6,582,397  100%  $6,610,435  100%
                                     ==========  ===   ==========  ===   ==========  ===

(1) Rental income is net of ground lease rental expense of $97,000, $101,000 and $103,000 in 1994, 1995 and 1996, respectively (see Note 5).



      The summarized results of the Partnership's share of the hotel operations are as follows:

                                               1994          1995          1996
                                           ------------  ------------  ------------
  Revenues                                 $ 4,821,029   $ 5,410,689   $ 5,710,627
  Fees paid to hotel management company       (136,412)     (112,423)     (127,474)
  Other operating expenses                  (3,391,845)   (3,904,216)   (4,001,675)
                                           -----------   -----------   -----------

  Hotel operating income                   $ 1,292,772   $ 1,394,050   $ 1,581,478
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

      In connection with the sale of the Jupiter property, the Partnership did not incur any gain or loss on the disposal of the food service business. Results for the food service operation business segment for 1994 and 1995 have been presented as discontinued operations and are as follows:


                                     1994          1995
                                 ------------  ------------
     Net sales                   $ 4,035,009   $ 3,821,631
     Cost of goods sold           (1,181,181)   (1,165,386)
     Other operating expenses     (2,397,556)   (2,409,398)
                                 -----------   -----------
                                 $   456,272   $   246,847
                                 ===========   ===========

11.     Hotel Property in Livonia, Michigan:
        ------------------------------------

      In November 1987, the Partnership and Corporate Property Associates 6
        ("CPA(R):6"), an affiliate, purchased a Holiday Inn in Livonia, Michigan as tenants-in-common with 65.5172% and 34.4828% interests, respectively, and entered into a net lease with Brock Hotel Corporation which subsequently changed its name to Integra - A Hotel and Restaurant Company ("Integra"). Integra subsequently assigned its interest in the lease to a wholly-owned subsidiary, Livonia Inn Management, Inc., while Integra remained the guarantor of the lease.

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

      In March 1994, the Partnership and CPA(R):6, executed a settlement agreement with the Hallwood Group, Inc. ("Hallwood Group"), Integra's largest shareholder, under which the Partnership and CPA(R):6 agreed to surrender a promissory note made by Hallwood Group, which had been pledged by Integra to the Partnership and CPA(R):6 as additional security to Integra's lease obligation, in exchange for $150,000 in cash, a $500,000 promissory note from Hallwood Group and an equity participation having a potential value of up to $500,000 from the Hallwood Group. The $500,000 note bears interest at 8% per annum and matures no later than March 8, 1998 and, subject to certain conditions, is redeemable at an earlier date. The note is collateralized by the Hallwood Group's pledge of 89,269 of its limited partnership units of Hallwood Realty Partners, L.P. ("Hallwood Realty"), a publicly traded limited partnership. The pledged units represent 5.2% of all outstanding limited partnership units of Hallwood Realty. Under the settlement agreement, the Hallwood Group has the obligation to pay to the Partnership and CPA(R):6 an amount equal to 25% of the increase in value of the Hallwood Realty units of up to $500,000, from March 1994 to the note maturity date. If the price per unit increases to $45 or greater, the Partnership and CPA(R):6 may, subject to certain restrictions, receive a payment from

                                   Continued

                        CORPORATE PROPERTY ASSOCIATES 7
                       - a California limited partnership
                                and SUBSIDIARIES

             NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued



        the Hallwood Group representing the 25% appreciation of the pledged units prior to the note maturity date. At December 31, 1996, the pledged limited partner units had a market value of $24 1/2 per unit. The Partnership's share of the cash proceeds and the note receivable of $425,862 are included in other income in 1994.

      During 1996, the Partnership and CPA:(R)6 received $221,000 (of which the
        Partnership share was $144,000) from the bankruptcy trustee in partial settlement of the Partnership's and CPA:6's claim against Integra.


12.     Gains on Sales:
        ---------------

      In October 1994, the Partnership sold its properties leased to Mid-
        Continent Bottlers, Inc. ("Mid-Continent") to the lessee for $17,800,000 and sold its 3.29% limited partnership interest in Midcon Bottlers, L.P., an affiliate of Mid-Continent, for $700,000.

      In connection with the sales, the Partnership recognized gains of $7,814,474 and $682,500, respectively. The Partnership used $3,895,320 of the sales proceeds to satisfy the Mid-Continent mortgage loan. In addition, the Partnership used a portion of the proceeds to prepay certain mortgage loans on properties which remain subject to leases. In January 1995, the Partnership used a portion of the proceeds to pay a special distribution to limited partners of $6,791,100 ($150 per Limited Partnership Unit) and $68,597 to a general partner.

      As more fully described in Note 10, the Partnership recognized a gain of $1,019,362 on the sale of the Jupiter, Florida property in December 1995.

      On February 12, 1996, the Partnership sold a property located in Denham
        Springs, Louisiana to its lessee, AutoZone, Inc. ("AutoZone"), for $431,779, net of selling costs, realizing a gain of $74,729 on the sale. AutoZone's lease allows it to offer to sever properties from its leases and purchase such properties which it judges to be unsuitable. In connection with the sale of the property, pursuant to the lease, and severing it from the lease, annual rent from AutoZone will be reduced by $40,766.

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


                                   Continued

                        CORPORATE PROPERTY ASSOCIATES 7
                       - a California limited partnership
                                and SUBSIDIARIES

             NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued


      In August 1994, the Partnership and Corporate Property Associates 8, L.P.
        ("CPA(R):8") sold a property formerly leased to NVRyan in Jefferson, Georgia for $844,778 (of which the Partnership's share was $312,880), net of costs. In addition, the Partnership and CPA(R):8 sold the property in Plant City, Florida in April 1994 to an NVRyan sublessee for $1,200,000 (of which the Partnership's share was $444,444). No gain or loss was recognized on the sales as the properties were written down prior to the sales to an amount equal to the estimated sales proceeds.
        A writedown of $484,296 was recognized on the Jefferson property in 1994 and a writedown was recognized on the Plant City property in 1993.

      In June 1994, the Partnership and CPA(R):8 an affiliate, entered into a contract to sell the vacant Fredricksburg, Virginia property for $728,500 (of which the Partnership's share was $269,815), net of costs. Subsequently, the potential buyer withdrew its offer to buy the Fredricksburg, Virginia property. Although the transaction was not consummated, the Partnership's interest in the property was written down in 1994 by $157,433 to an amount equal to the anticipated net proceeds.


13.     Extraordinary Gains and Losses on Extinguishment of Debt:
        ---------------------------------------------------------

      As fully described in Note 10, in connection with the sale of the Jupiter, Florida property in December 1995, the Partnership recognized an extraordinary gain on extinguishment of debt of $1,323,858.

      In December 1994, the Partnership paid off $1,886,148 of the mortgage loan on the AutoZone and NYNEX Corporation properties. In connection with paying off the mortgage loan, the Partnership incurred an extraordinary charge of $136,260 on the extinguishment of debt consisting of a prepayment charge of $94,307 and the writeoff of $41,953 in unamortized financing costs.

      In December 1994, the Partnership, through a newly formed subsidiary, paid off mortgage loans of $4,587,600 and $1,902,158 on The Gap, Inc. ("Gap") and KSG, Inc. ("KSG") properties, respectively. In connection with the paying off of the Gap mortgage loan, the Partnership incurred a prepayment charge of $375,243, resulting in an extraordinary charge on the extinguishment of debt.


14.     Properties Leased to Advanced System Applications, Inc.:
        --------------------------------------------------------

      The Partnership and CPA(R):8 own property in Bloomingdale, Illinois, as tenants-in-common with 33.64% and 66.36% ownership interests, respectively which is leased to Advanced System Applications, Inc. ("ASA"). In July 1994 the Partnership and CPA(R):8 agreed to a lease modification agreement. Under the modification agreement, the scheduled expiration of the lease was changed to June 1997 from June 2003 in exchange for an increase in the rent to $5,200,000 from $1,850,000. As this modification required the mortgage lender's consent, the mortgage loan payments were substantially increased so that the loan fully amortized on March 1, 1996. Although ASA is obligated to make its lease payments through June 1997, it is in the process of vacating the property. ASA had been entitled to one-third of all rentals received for any new leases on space ASA had vacated; however, under a subsequent modification agreement, the Partnership and CPA(R):8 agreed to reduce ASA's annual rent by $833,333 in exchange for ASA's assignment of all subtenant rents to the Partnership and CPA(R):8 and relinquishing its rights to any of the rents on the United State Postal Service (the "Postal Service") lease. ASA was also released from bearing the costs of insurance, maintenance and real estate taxes on the property.


                                   Continued

                        CORPORATE PROPERTY ASSOCIATES 7
                       - a California limited partnership
                                and SUBSIDIARIES

             NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued



      The Postal Service lease has a 10-year lease term which commenced May 1, 1996 at an annual rent of $722,800 (of which the Partnership's share is $243,150), increasing to $822,800 after five years. The Partnership and CPA(R):8 bear the obligation to provide maintenance and support services to the lessee. The lease also provides for rent escalations in 1998 based on increases in certain operating costs incurred by the Partnership and CPA(R):8. In addition, the Postal Service will reimburse the Partnership and CPA(R):8 for its pro rata share of real estate taxes. The Postal Service has an option to terminate the lease after five years and right of first refusal on space vacated by ASA.

      As provided for under the lease, the Partnership and CPA(R):8 funded a tenant improvement allowance of approximately $600,000 (of which the Partnership's share was $202,000) for improvements to the space occupied by the Postal Service.



15.     Disclosures About Fair Value of Financial Instruments:
        ------------------------------------------------------

      The carrying amounts of cash, accounts receivable and amounts payable and accrued expenses approximate fair value because of the short maturity of these items.

      The Partnership estimates that the fair value of mortgage notes payable approximately the carrying amount of such mortgage notes at December 31, 1996. The fair value of debt instruments was evaluated using a discounted cash flow model with discount rates which take into account the credit of the tenants and interest rate risk.

      The Partnership's note payable is a variable rate obligation indexed to the LIBOR. Accordingly, the carrying amount of the note payable approximates fair value as of December 31, 1996.


                                   Continued

                        CORPORATE PROPERTY ASSOCIATES 7
                       - a California limited partnership
                                and SUBSIDIARIES

              SCHEDULE of REAL ESTATE AND ACCUMULATED DEPRECIATION

                            as of December 31, 1996

                                               Initial Cost to          Costs
                                                 Partnership         Capitalized            Decrease
                                           ------------------------   Subsequent to          in Net
Description                  Encumbrances     Land       Buildings   Acquisition (a)     Investment(c)
-----------                  ------------  -----------  -----------  ------------        --------------
Operating method:
Retail store leased to
 Winn Dixie Stores, Inc.                                $ 1,215,000     $ 35,870

Manufacturing facilities
 leased to Swiss

 M-Tex, L.P.                   $1,714,176   $  420,440    4,379,560        1,300         $  (127,721)
Land leased to
 AutoZone, Inc.                                994,740                    13,949

Retail stores formerly
 leased to Yellow
 Front Stores, Inc.                          4,934,160    3,897,549      329,838          (2,238,493)

Office facility leased to
 NYNEX                                         275,363    1,955,820       24,093

Distribution Center
 leased to The Gap, Inc.                       694,187    8,075,813       39,212

Land leased to Sybron
 Acquisition Company              106,219      183,632                     1,012

Office facility leased
 to Advanced System
 Applications, Inc. and
 United States Postal
  Service                         101,893      499,554    4,990,408       18,978             205,204

Manufacturing and office
 facility leased to
 Allied Plywood, Inc.                          244,887      715,924        3,884

Manufacturing and office
 facility formerly leased
 to NVRyan, L.P.                                32,614      410,838        1,793            (175,431)
                               ----------   ----------  -----------     --------         -----------
                               $1,922,288   $8,279,577  $25,640,912     $469,929         $(2,336,441)
                               ==========   ==========  ===========     ========         ===========


                                                                                                                Life on
                                                                                                                 which
                                                                                                              Depreciation
                                                                                                               in Latest
                                      Gross Amount at which                                                   Statement of
                                             Carried
                                      at Close of Period                          Accumulated                    Income
                                             (b)(d)                             ---------------               ------------
                                     -----------------------                                       Date
Description                             Land      Building       Total          Depreciation(d)  Acquired     is Computed
-----------                          ----------  -----------  -----------       ---------------  ---------    ------------
Operating method:                                $ 1,250,870  $ 1,250,870         $  397,845     June 17,        30 YRS.
Retail store leased to                                                                             1987
 Winn Dixie Stores, Inc.

Manufacturing facilities
 leased to Swiss                     $  292,719    4,380,860    4,673,579          1,362,919     August 24,      30 YRS.
 M-Tex, L.P.                                                                                       1987

Land leased to                        1,008,689                 1,008,689                        August 24,      N/A
 AutoZone, Inc.                                                                                    1987

Retail stores formerly
 leased to Yellow                     3,332,294    3,590,760    6,923,054            801,945     January 29,     30 YRS.
 Front Stores, Inc.                                                                                1988

Office facility leased to               275,363    1,979,913    2,255,276            588,475     January 29,     30 YRS.
 NYNEX                                                                                             1988

Distribution Center                     694,187    8,115,025    8,809,212          2,400,695     February 16,    30 YRS.
 leased to The Gap, Inc.                                                                           1988

Land leased to Sybron                   184,644                   184,644                        December 22,    N/A
 Acquisition Company                                                                               1988

Office facility leased
 to Advanced System
 Applications, Inc. and                 499,554    5,214,590    5,714,144          1,380,729     September 29,   30 YRS.
 United States Postal                                                                              1988
  Service

Manufacturing and office                244,887      719,808      964,695             77,979     March 31,       30 YRS.
 facility leased to                                                                                1989
 Allied Plywood, Inc.

Manufacturing and office                 19,696      250,118      269,814             20,843     March 31,       30 YRS.
 facility formerly leased            ----------  -----------  -----------       ------------       1989
 to NVRyan, L.P.                     $6,552,033  $25,501,944  $32,053,977         $7,031,430
                                     ==========  ===========  ===========       ============

See accompanying notes to Schedule.

                        CORPORATE PROPERTY ASSOCIATES 7
                       - a California limited partnership
                                and SUBSIDIARIES

              SCHEDULE of REAL ESTATE AND ACCUMULATED DEPRECIATION

                            as of December 31, 1996

                                                                                    Costs
                                               Initial Cost to                   Capitalized
                                                 Partnership         Personal    Subsequent to
                                           -----------------------  ----------  ----------------
Description                  Encumbrances     Land      Buildings    Property   Acquisition  (a)
-----------                  ------------  ----------  -----------  ----------  ----------------

Direct financing method:

Manufacturing and warehouse
 facility leased to

 KSG, Inc.                                 $1,099,700  $ 3,598,220                 $    104

Retail stores leased to

 AutoZone, Inc.                                          2,758,373                   31,795

Manufacturing and office
 facility leased to Sybron
 Acquisition Company           $3,434,427     490,942    5,537,640                   33,093

Manufacturing and office
 facility leased to
 NVRyan L.P.                                  211,382    1,684,371                   96,748
                             ------------  ----------  -----------              -----------
                               $3,434,427  $1,802,024  $13,578,604                 $161,740
                             ============  ==========  ===========              ===========

Operating real estate (e):
 Hotel facility located
 in Livonia, Michigan          $4,958,113  $2,050,688  $ 8,130,685  $1,480,689     $662,635
                             ============  ==========  ===========  ==========  ===========

                                                                                                                    Life on
                                           Gross Amount at Which                                                     which
                                                  Carried                                                         Depreciation
                                          at Close of Period (b)                                                   in Latest
                                          -----------------------                                                 Statement of
                                           Personal                             Accumulated                          Income
Description                      Land      Property     Building      Total     Depreciation (e)  Date Acquired   Is Computed
-----------                   ----------  -----------  ----------  -----------  ------------      -------------   ------------
Direct financing method:

Manufacturing and warehouse
 facility leased to                                                                           March 12,
 KSG, Inc.                                                         $ 4,698,024                  1987

Retail stores leased to                                                                       August 28,
 AutoZone, Inc.                                                      2,790,168                  1987

Manufacturing and office
 facility leased to Sybron                                                                    December 22,
 Acquisition Company                                                 6,061,675                    1988

Manufacturing and office
 facility leased to
 NVRyan L.P.                                                         1,992,501                March 31, 1989
                                                                   -----------
                                                                   $15,542,368
                                                                   ===========

Operating real estate (e):
 Hotel facility located
 in Livonia, Michigan         $2,050,688   $1,622,422  $8,651,587  $12,324,697   $4,070,423   November 20, 1987   5-30 yrs.
                              ==========  ===========  ==========  ===========  ===========

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

    (b) At December 31, 1996, the aggregate cost of real estate owned for Federal income tax purposes is $60,476,529.

    (c) The decrease in net investment is due to the writedowns and sales of properties.

    (d)
                           Reconciliation of Real Estate Accounted
                           ---------------------------------------
                              for Under the Operating Method
                              ------------------------------

                                                December 31,
                                          -------------------------
                                              1995         1996
                                          ------------  -----------
     Balance at beginning
       of year                            $32,572,157   $31,848,773
     Additions                                              205,204
     Reclassification to real
       estate held for sale                  (403,699)
     Writedown to net realizable value       (319,685)
                                          -----------   -----------
     Balance at close of year             $31,848,773   $32,053,977
                                          ===========   ===========



                           Reconciliation of Accumulated Depreciation
                           ------------------------------------------

                                      December 31,
                                 -----------------------
                                    1995         1996
                                 -----------  ----------
     Accumulated depreciation
       at beginning of year      $5,407,880   $6,185,070
     Reclassification to real
       estate held for sale         (79,787)
     Depreciation expense           856,977      846,360
                                 ----------   ----------
     Balance at close of year    $6,185,070   $7,031,430
                                 ==========   ==========



                                  (Continued)

                        CORPORATE PROPERTY ASSOCIATES 7
                       - a California limited partnership
                                and SUBSIDIARIES

                        NOTES TO SCHEDULE of REAL ESTATE
                    AND ACCUMULATED DEPRECIATION - Continued



    (e)
                           Reconciliation of Operating Real Estate
                           ---------------------------------------


                                   December 31,
                             -------------------------
                                 1995         1996
                             ------------  -----------

     Balance at beginning
       of year               $16,880,529   $12,105,715

     Additions                   180,758       218,982

     Sale of property         (4,955,572)
                             -----------   -----------

     Balance at close of
       year                  $12,105,715   $12,324,697
                             ===========   ===========



                              Reconciliation of Accumulated Depreciation for
                              ----------------------------------------------
                                    Operating Real Estate
                                    ---------------------


                                      December 31,
                                    ----------------
                                    1995        1996
                                    ----        ----

     Accumulated depreciation
       at beginning of year      $ 5,124,728  $ 3,762,695


     Depreciation expense            504,975    307,728

     Writeoff resulting from sale
       of property                (1,867,008)  ___________
                                 ------------  -----------

     Balance at close of
       year                      $ 3,762,695  $ 4,070,423
                                 ===========  ===========

PROPERTIES
--------------------------------------------------------------------------------

LEASE                                                                             TYPE OF OWNERSHIP
OBLIGOR                        TYPE OF PROPERTY             LOCATION                  INTEREST
---------------------------  ---------------------  ------------------------  -------------------------

NYNEX CORPORATION            Office and Service     Milton, Vermont           Ownership of land
                             Facility                                         and building

THE GAP, INC.                Distribution           Erlanger, Kentucky        Ownership of land
                             Center                                           and building

SWISS M-TEX, L.P.            Manufacturing          Travelers Rest            Ownership of land
                             Facilities             and Liberty,              and buildings (1)
                                                    South Carolina

KSG, INC.                    Manufacturing,         Hazelwood,                Ownership of land
                             Warehouse and          Missouri                  and building
                             Distribution Facility

      (2)                    Hotel                  Livonia,                  Ownership of a
                                                    Michigan                  65.5172% interest
                                                                              in land and building (1)

AUTOZONE, INC.               Retail Stores          Pensacola (3),            Ownership of land
                             -12 locations          Panama City, and          and buildings,
                                                    Jacksonville,             except as noted
                                                    Florida;
                                                    Baton Rouge-2 (3),
                                                    Hammond, Louisiana;
                                                    St. Peters-2,
                                                    Missouri;
                                                    Shelby, Kannapolis (3),
                                                    and Morgantown (3),
                                                    North Carolina;
                                                    East Ridge (3) and
                                                    Knoxville (3),
                                                    Tennessee

Various Lease                Retail Stores          Scottsdale, Casa          Ownership of land
Obligors including                                  Grande, Apache            and buildings
CSK AUTO, INC., (formerly                           Junction, Glendale,
NORTHERN AUTOMOTIVE                                 and Mesa, Arizona;
INC.)                                               Silver City, New Mexico;
                                                    Denver, Colorado;
                                                    Colville, Washington

WINN-DIXIE                   Supermarket            Bay Minette,              Ownership of a
STORES, INC.                                        Alabama                   building and a
                                                                              leasehold interest
                                                                              in land

LEASE                                                         TYPE OF OWNERSHIP
OBLIGOR               TYPE OF PROPERTY       LOCATION              INTEREST
--------------------  ----------------  -------------------  --------------------

ADVANCED SYSTEM       Office Building   Bloomingdale,        Ownership of a
APPLICATIONS, INC.                      Illinois             33.64% interest in
AND UNITED STATES                                            and building
POSTAL SERVICE                                               (1)

SYBRON ACQUISITION    Office and        Romulus, Michigan;   Ownership of a
COMPANY               Manufacturing     Dubuque, Iowa;       24.74% interest in
                      Facilities        Portsmouth,          land and buildings
                                        New Hampshire;       (1)
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

NVRYAN L.P.           Manufacturing     Thurmont,            Ownership of a
                      Facilities        Maryland and         37.037% interest in
                                        Farmington,          land and buildings
                                        New York

HOTEL CORPORATION     Hotel             Topeka,              50% ownership of a
OF AMERICA                              Kansas               limited partnership
                                                             which owns land and
                                                             building (1)

ALLIED PLYWOOD,       Manufacturing     Manassas,            Ownership of a
INC.                  Facility          Virginia             37.037% interest in
                                                             land and buildings

      (4)             Manufacturing     Fredricksburg,       Ownership of a
                      Facility          Virginia             37.037% interest in
                                                             land and building





(1) These properties are encumbered by mortgage notes payable.
(2) This property is operated as a hotel by the Partnership.
(3) Ownership of building with ground lease of land.
(4) This property is vacant.

MARKET FOR THE PARTNERSHIP'S EQUITY AND RELATED
     UNITHOLDER MATTERS
--------------------------------------------------------------------------------



          Except for limited or sporadic transactions, there is no established public trading market for the Limited Partnership Units of the Partnership.

          As of December 31, 1996, there were 2,283 holders of record of the Limited Partnership Units of the Partnership.

          In accordance with the requirements of the Partnership's Amended Agreement of Limited Partnership (the "Agreement") contained as Exhibit A to the Prospectus, the Corporate General Partner expects to continue to make quarterly distributions of Distributable Cash From Operations, as defined, in the Agreement. The following table shows the frequency and amount of distributions paid per Unit since 1993:

                             Cash Distributions Paid Per Unit
                            -----------------------------------
                              1994         1995         1996
                            ---------  -------------  ---------

          First quarter        $15.50     $170.83(A)     $17.96
          Second quarter        15.63       17.74         18.06
          Third quarter         16.25       17.81         18.17
          Fourth quarter        20.03       17.87         18.23
                               ------     -------        ------
                               $67.41     $224.25        $72.42
                               ======     =======        ======



(a) Includes a special distribution of $150 per Limited Partnership Unit.



REPORT ON FORM 10-K
--------------------------------------------------------------------------------


          The Corporate General Partner will supply to any owner of Limited Partnership Units, upon written request and without charge, a copy of the Annual Report on Form 10-K for the year ended December 31, 1996 as filed with the Securities and Exchange Commission.