Form 10-Q
period 1997-03-31
CORPORATE PROPERTY ASSOCIATES 7
filed 1997-05-14
CIK 789459

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended                   MARCH 31, 1997
                               -------------------------------------------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

For the transition period from _____________ to ________________________________

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

                                                  [X] Yes     [_] No

                        CORPORATE PROPERTY ASSOCIATES 7
                       - a California limited partnership



                                     INDEX



                                                         Page No.
                                                         --------

PART I
------

Item 1. - Financial Information*

          Consolidated Balance Sheets, December 31, 1996
          and March 31, 1997                                 2

          Consolidated Statements of Income for the three
          months ended March 31, 1996 and 1997               3

          Consolidated Statements of Cash Flows for the
          three months ended March 31, 1996 and 1997         4

          Notes to Consolidated Financial Statements         5-6


Item 2. - Management's Discussion of Operations              7-8



PART II
-------

Item 6. - Exhibits and Reports on Form 8-K                   9

Signatures                                                   10



*The summarized financial information contained herein is unaudited; however in the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included.

                        CORPORATE PROPERTY ASSOCIATES 7
                       - a California limited partnership

                                     PART I
                                     ------

                        Item 1. - FINANCIAL INFORMATION
                        -------------------------------

                          CONSOLIDATED BALANCE SHEETS


                                             December 31,     March 31
                                                 1996           1997
                                             -------------  ------------
                                                (Note)      (Unaudited)
     ASSETS:
Land, buildings and personal property,
  net of accumulated depreciation of
  $11,101,853 at December 31, 1996 and
  $11,393,055 at March 31, 1997               $33,276,821   $33,008,269
Net investment in direct financing leases      15,542,368    10,844,344
Cash and cash equivalents                       5,591,985     5,966,413
Real estate held for sale                                     4,698,024
Other assets                                    1,020,950     1,205,133
                                              -----------   -----------
      Total assets                            $55,432,124   $55,722,183
                                              ===========   ===========


     LIABILITIES:

Mortgage notes payable                        $10,314,828   $10,228,716
Note payable                                    9,606,837     9,606,837
Accrued interest payable                          324,737       321,477
Accounts payable and accrued expenses             676,737       632,505
Accounts payable to affiliates                    113,485       121,657
Prepaid and deferred rental income                371,116       387,327
                                              -----------   -----------
      Total liabilities                        21,407,740    21,298,519
                                              -----------   -----------


     PARTNERS' CAPITAL:

General Partners                                  161,740       185,697

Limited Partners (45,209 Limited
Partnership Units issued and outstanding)      33,862,644    34,237,967
                                              -----------   -----------
      Total partners' capital                  34,024,384    34,423,664
                                              -----------   -----------

      Total liabilities and
        partners' capital                     $55,432,124   $55,722,183
                                              ===========   ===========


The accompanying notes are an integral part of the consolidated financial statements.


Note: The balance sheet at December 31, 1996 has been derived from the audited consolidated financial statements at that date.

                        CORPORATE PROPERTY ASSOCIATES 7
                       - a California limited partnership

                 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                                                            Three Months Ended
                                                     March 31, 1996    March 31, 1997
                                                   ------------------  --------------
Revenues:
 Rental income from operating leases                       $1,051,680      $1,111,914
 Interest income from direct financing leases                 557,020         551,844
 Other interest income                                         62,782          66,039
 Revenue of hotel operations                                1,355,341       1,398,349
 Other income                                                                 241,272
                                                          -----------      ----------
                                                            3,026,823       3,369,418
                                                           ----------      ----------

Expenses:
 Interest                                                     497,727         463,104
 Operating expenses of hotel operations                     1,009,592       1,022,703
 Depreciation                                                 286,370         291,202
 General and administrative                                   104,000         157,127
 Property expenses                                            105,112         111,733
 Amortization                                                   7,216          14,719
                                                           ----------      ----------
                                                            2,010,017       2,060,588
                                                           ----------      ----------
  Income before loss from equity investment and
    gain on sales of real estate
                                                            1,016,806       1,308,830

Loss from equity investment                                    32,803          30,379
                                                           ----------      ----------

  Income before gain on sales of real estate                  984,003       1,278,451

Gain on sales of real estate                                   74,729
                                                           ----------      ----------

  Net income                                               $1,058,732      $1,278,451
                                                           ==========      ==========

Net income allocated to
 General Partners                                          $   59,787      $   76,707
                                                           ==========      ==========

Net income allocated to
 Limited Partners                                          $  998,945      $1,201,744
                                                           ==========      ==========

Net income per Unit
 (45,209 Limited Partnership Units)                            $22.10          $26.58
                                                               ======          ======

The accompanying notes are an integral part of the consolidated financial statements.

                        CORPORATE PROPERTY ASSOCIATES 7
                       - a California limited partnership


               CONSOLIDATED STATEMENTS of CASH FLOWS (UNAUDITED)

                                                                  Three Months Ended
                                                                      March 31,
                                                              --------------------------
                                                                  1996          1997
                                                              ------------  ------------
Cash flows from operating activities:
 Net income                                                   $ 1,058,732    $1,278,451
 Adjustments to reconcile net income
   to net cash provided by operating activities:
   Depreciation and amortization                                  293,586       305,921
   Other noncash items                                             37,284        37,284
   Loss from equity investment                                     32,803        30,379
   Gain on sales of real estate                                   (74,729)
 Net change in operating assets and liabilities                  (163,851)     (289,674)
                                                              -----------    ----------
    Net cash provided by operating activities                   1,183,825     1,362,361
                                                              -----------    ----------

Cash flows from investing activities:
 Additional capitalized costs                                     (29,463)      (22,650)
 Distributions from equity investment                               8,316
 Net proceeds from sales of real estate                           617,867
                                                              -----------    ----------
    Net cash by provided by (used in) investing activities        596,720       (22,650)
                                                              -----------    ----------

Cash flows from financing activities:
 Distributions to partners                                       (863,780)     (879,171)
 Payments on mortgage principal                                  (367,585)    (  86,112)
                                                              -----------    ----------
    Net cash used in financing activities                      (1,231,365)     (965,283)
                                                              -----------    ----------

      Net increase in cash and cash equivalents                   549,180       374,428

Cash and cash equivalents, beginning of period                  4,968,410     5,591,985
                                                              -----------    ----------

      Cash and cash equivalents, end of period                $ 5,517,590    $5,966,413
                                                              ===========    ==========


Supplemental disclosure of cash flows information:

      Interest paid                                           $   507,014    $  466,364
                                                              ===========    ==========


The accompanying notes are an integral part of the consolidated financial statements.

                        CORPORATE PROPERTY ASSOCIATES 7
                       - a California limited partnership

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)



Note 1.  Basis of Presentation:
         ----------------------

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the financial statements and footnotes there to included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1996.



Note 2.  Distributions to Partners:
         --------------------------

Distributions declared and paid to partners during the three months ended March 31, 1997 are summarized as follows:

   Quarter Ended   General Partners  Limited Partners  Per Limited Partner Unit
 ----------------  ----------------  ----------------  ------------------------

December 31, 1996       $52,750          $826,421             $18.28
                        =======          ========             ======


A distribution of $18.30 per Limited Partner Unit for the quarter ended March 31, 1997 was declared and paid in April 1997.



Note 3.  Transactions with Related Parties:
         ----------------------------------

For the three-month periods ended March 31, 1996 and 1997, the Partnership incurred management fees of $23,720 and $29,106, respectively, and general and administrative expense reimbursements of $37,499 and $52,597, respectively.

The Partnership, in conjunction with certain affiliates, is a participant in a cost sharing agreement for the purpose of renting and occupying office space. Under the agreement, the Partnership pays its proportionate share of rent and other costs of occupancy. Net expenses incurred for the three months ended March 31, 1996 and 1997 were $21,223 and $21,615 respectively.

                        CORPORATE PROPERTY ASSOCIATES 7
                       - a California limited partnership


      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)



Note 4.  Industry Segment Information:
         -----------------------------

The Partnership's operations consist of the investment in and the leasing of industrial and commercial real estate and the operation of a hotel business. For the three-month periods ended March 31, 1996 and 1997, the Partnership earned its lease revenues (rental income plus interest income from financing leases) from the following lease obligors:

                                         1996      %       1997      %
                                      ----------  ----  ----------  ----

Advanced System Applications, Inc.    $  394,658   25%  $  381,131   23%
The Gap, Inc.                            231,892   14      231,892   14
KSG, Inc.                                205,726   13      203,609   12
Sybron Acquisition Company               204,800   12      204,800   12
Swiss M-Tex, L.P.                        133,205    8      129,774    8
AutoZone, Inc.                           105,194    7       98,400    6
Other                                     77,110    5       97,249    6
CSK Auto Parts, Inc.                      97,208    6       97,208    6
NVRyan L.P.                               72,889    5       72,889    4
United States Postal Service                                60,788    4
NYNEX Corporation                         53,900    3       53,900    3
Winn-Dixie Stores, Inc.                   32,118    2       32,118    2
                                      ----------  ---   ----------  ---
                                      $1,608,700  100%  $1,663,758  100%
                                      ==========  ===   ==========  ===


Results for the Partnership's hotel operations of a Holiday Inn in Livonia, Michigan for the three-month periods ended March 31, 1996 and 1997 are summarized as follows:

                                               1996         1997
                                           ------------  -----------

  Revenues                                  $1,355,341   $1,398,349
  Fees paid to hotel management company        (36,314)     (40,779)
  Other operating expenses                    (973,278)    (981,924)
                                            ----------   ----------
  Hotel operating income                    $  345,749   $  375,646
                                            ==========   ==========

Note 5.  Real Estate Held For Sale:
-----------------------------------

In December 1996, KSG, Inc. ("KSG") notified the Partnership that it was exercising its option to purchase the property it leases from the Partnership in Hazelwood, Missouri. The exercise price will be the greater of $4,698,000 (the Partnership's purchase price for the property in March 1987) or fair market value as encumbered by the lease. The option provides that the sale of the property occur no later than March 8, 1998. An appraisal process to determine fair market value has commenced.

Annual cash flow from the KSG property is approximately $820,000,

                        CORPORATE PROPERTY ASSOCIATES 7
                       - a California limited partnership


           Item 2. - MANAGEMENT'S DISCUSSION OF OPERATIONS, Continued
           ----------------------------------------------------------

Results of Operations
---------------------

   Net income for the three-month period ended March 31, 1997 increased by $220,000 as compared with net income for the three-month period ended March 31, 1996. Excluding the effects of a gain of $75,000 in 1996 and nonrecurring other income of $241,000 in the current year, income, as adjusted, would have reflected an increase of $54,000. The nonrecurring other income consists of a distribution on the Partnership's bankruptcy claim against the former lessee of the Livonia, Michigan hotel.

   The increase in income as adjusted, was due to increases in hotel operating income and lease revenues and a decrease in interest expense. These effects were partially offset by an increase in general and administrative expenses.
The increase in hotel operating earnings was due to the Partnership's maintaining its strategy of sustaining a high average room rate in a favorable economic environment. As a result of strengthening in the average room rate, the hotel's occupancy decreased from 74% to 72%. The increase in lease revenues was due to the commencement of a lease with the United States Postal Service in May 1996 and new leases during 1996 at two of the former Yellow Front Store, Inc. properties. The decrease in interest expense was due to the payoff of a mortgage loan on the Winn-Dixie Stores, Inc. property in 1996 and, to a lesser extent, the continuing amortization of the Partnership's limited recourse mortgage loans. The increase in general and administrative expense was due to higher accruals for state income and franchise taxes in 1997.

   The Postal Service has a right of first refusal on the space being vacated by Advanced System Applications, Inc., in June 1997. The Partnership and the Postal Service have entered into discussions regarding leasing the additional space. There is no assurance that the Postal Service will agree to lease all or a portion of the space being vacated.


Financial Condition:
--------------------

   There has been no material change in the Partnership's financial condition since December 31, 1996. Cash flow from operating activities of $1,362,000 was sufficient to fund distributions to partners of $879,000 and scheduled mortgage principal payments installments of $86,000. KSG, Inc. has notified the Partnership that it has exercised its option to purchase its leased property. The option provides that the sale of the property occur no later than March 8,1998 at an exercise price of the greater of (i) $4,698,000 or (ii) fair market value as encumbered by the lease. An appraisal process to determine fair market value has commenced. Annual cash flow from the KSG property is approximately $820,000.

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

                        CORPORATE PROPERTY ASSOCIATES 7
                       - a California limited partnership



                                    PART II
                                    -------



Item 6. - EXHIBITS AND REPORTS ON FORM 8-K
------------------------------------------

     (a)   Exhibits:

           None

     (b)   Reports on Form 8-K:

               During the quarter ended March 31, 1997 the Partnership was not required to file any reports on Form 8-K.

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


                            CORPORATE PROPERTY ASSOCIATES 7
                            - a California limited partnership

                            By: SEVENTH CAREY CORPORATE PROPERTY, INC.



         5/13/97            By:          /s/ Claude Fernandez
      ------------                      ------------------------------
        Date                            Claude Fernandez
                                        Executive Vice President and
                                        Chief Administrative Officer
                                        (Principal Financial Officer)



           5/13/97          By:          /s/ Michael D. Roberts
       -------------                    -------------------------------
        Date                            Michael D. Roberts
                                        First Vice President and Controller
                                        (Principal Accounting Officer)