Form 10-Q
period 1997-06-30
CORPORATE PROPERTY ASSOCIATES 7
filed 1997-08-11
CIK 789459

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                 JUNE 30, 1997

                                       or

[ ] TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number             0-15778

          CORPORATE PROPERTY ASSOCIATES 7, A CALIFORNIA LIMITED PARTNERSHIP
               (Exact name of registrant as specified in its charter)

                    CALIFORNIA                                                                  13-3327950
(State or other jurisdiction of incorporation or organization)                     (I.R.S. Employer Identification No.)

50 ROCKEFELLER PLAZA, NEW YORK, NEW YORK                                                           10020
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

                                        /X/     Yes      / /     No


                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

    Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.


                                        / /      Yes     / /      No

                         CORPORATE PROPERTY ASSOCIATES 7
                       - a California limited partnership





                                      INDEX



                                                                                                   Page No.
                                                                                                   --------
 PART I

 Item 1. - Financial Information*

               Consolidated Balance Sheets, December 31, 1996
               and June 30, 1997                                                                       2

               Consolidated Statements of Income for the three and six
               months ended June 30, 1996 and 1997                                                     3

               Consolidated Statements of Cash Flows for the
               six months ended June 30, 1996 and 1997                                                 4

               Notes to Consolidated Financial Statements                                            5-6


 Item 2. - Management's Discussion of Operations                                                     7-8


 PART II

 Item 6. - Exhibits and Reports on Form 8-K                                                            9

 Signatures                                                                                           10




*The summarized financial information contained herein is unaudited; however in the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included.

                         CORPORATE PROPERTY ASSOCIATES 7
                       - a California limited partnership

                                     PART I

                         Item 1. - FINANCIAL INFORMATION

                           CONSOLIDATED BALANCE SHEETS


                                               December 31,        June 30,
                                                   1996             1997
                                                   ----             ----
                                                  (Note)         Unaudited)
         ASSETS:

Land, buildings and personal property,
    net of accumulated depreciation of
    $11,101,853 at December 31, 1996 and
    $11,691,609 at June 30, 1997               $33,276,821      $32,755,005
Net investment in direct financing leases       15,542,368       10,844,344
Cash and cash equivalents                        5,591,985        6,065,650
Real estate held for sale                                         4,698,024
Other assets                                     1,020,950        1,469,470
                                               -----------      -----------
           Total assets                        $55,432,124      $55,832,493
                                               ===========      ===========


         LIABILITIES:

Mortgage notes payable                         $10,314,828      $10,118,118
Note payable                                     9,606,837        9,606,837
Accrued interest payable                           324,737          328,478
Accounts payable and accrued expenses              676,737          652,620
Accounts payable to affiliates                     113,485           89,132
Prepaid and deferred rental income                 371,116          392,375
                                               -----------      -----------
           Total liabilities                    21,407,740       21,187,560
                                               -----------      -----------


         PARTNERS' CAPITAL:

General Partners                                   161,740          198,973

Limited Partners (45,209 Limited
Partnership Units issued and outstanding)       33,862,644       34,445,960
                                               -----------      -----------
           Total partners' capital              34,024,384       34,644,933
                                               -----------      -----------

           Total liabilities and
               partners' capital               $55,432,124      $55,832,493
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

                         CORPORATE PROPERTY ASSOCIATES 7
                       - a California limited partnership

                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)



                                               Three Months Ended                   Six Months Ended
                                         June 30, 1996     June 30, 1997     June 30, 1996     June 30, 1997
                                         -------------     -------------     -------------     -------------
Revenues:
  Rental income from
    operating leases                      $ 1,077,086       $ 1,113,789       $ 2,128,766       $ 2,225,703
  Interest from direct
    financing leases                          554,596           631,312         1,111,616         1,183,156
  Other interest income                        68,358            73,801           131,140           139,840
  Other income                                                                                      241,272
  Revenue of hotel operations               1,437,277         1,489,766         2,792,618         2,888,115
                                          -----------       -----------       -----------       -----------
                                            3,137,317         3,308,668         6,164,140         6,678,086
                                          -----------       -----------       -----------       -----------

Expenses:
  Interest                                    487,819           447,975           985,546           911,079
  Operating expenses of
    hotel operations                        1,030,732         1,025,972         2,040,324         2,048,675
  Depreciation                                287,547           298,554           573,917           589,756
  General and administrative                  116,089           215,332           220,089           372,459
  Property expenses                           114,692           173,057           219,804           284,790
  Amortization                                 24,780            14,719            31,996            29,438
                                          -----------       -----------       -----------       -----------
                                            2,061,659         2,175,609         4,071,676         4,236,197
                                          -----------       -----------       -----------       -----------

      Income before loss from equity
        investments and gain on
        sales of real estate                1,075,658         1,133,059         2,092,464         2,441,889

Loss from equity investments                  (32,980)          (31,658)          (65,783)          (62,037)
                                          -----------       -----------       -----------       -----------

      Income before gain on
        sales of real estate                1,042,678         1,101,401         2,026,681         2,379,852

Gain on sales of real estate                                                       74,729
                                          -----------       -----------       -----------       -----------

      Net income                          $ 1,042,678       $ 1,101,401       $ 2,101,410       $ 2,379,852
                                          ===========       ===========       ===========       ===========

Net income allocated
  to General Partners                     $    62,561       $    66,084       $   122,348       $   142,791
                                          ===========       ===========       ===========       ===========

Net income allocated
  to Limited Partners                     $   980,117       $ 1,035,317       $ 1,979,062       $ 2,237,061
                                          ===========       ===========       ===========       ===========

Net income per Unit:
  (45,209 Limited
  Partnership Units)                      $     21.68       $     22.90       $     43.78       $     49.48
                                          ===========       ===========       ===========       ===========

The accompanying notes are an integral part of the consolidated financial statements.

                         CORPORATE PROPERTY ASSOCIATES 7
                       - a California limited partnership


                CONSOLIDATED STATEMENTS of CASH FLOWS (UNAUDITED)


                                                                          Six Months Ended
                                                                              June 30,
                                                                        ---------------------
                                                                        1996             1997
                                                                        ----             ----
Cash flows from operating activities:
  Net income                                                        $ 2,101,410       $ 2,379,852
  Adjustments to reconcile net income
      to net cash provided by operating activities:
      Depreciation and amortization                                     605,913           619,194
      Other noncash items                                                74,566            74,566
      Loss from equity investments                                       65,783            62,037
      Gain on sales of real estate                                      (74,729)
  Net change in operating assets and liabilities                       (276,102)         (654,956)
                                                                    -----------       -----------
        Net cash provided by operating activities                     2,496,841         2,480,693
                                                                    -----------       -----------

Cash flows from investing activities:
  Additional capitalized costs                                         (109,262)          (67,940)
  Distributions from equity investments                                  16,456            16,925
  Net proceeds from sales of real estate                                617,867
                                                                    -----------       -----------
        Net cash by provided by (used in) investing activities          525,061           (51,015)
                                                                    -----------       -----------

Cash flows from financing activities:
  Distributions to partners                                          (1,732,367)       (1,759,303)
  Payments on mortgage principal                                       (448,694)         (196,710)
                                                                    -----------       -----------
        Net cash used in financing activities                        (2,181,061)       (1,956,013)
                                                                    -----------       -----------

           Net increase in cash and cash equivalents                    840,841           473,665

Cash and cash equivalents, beginning of period                        4,968,410         5,591,985
                                                                    -----------       -----------

           Cash and cash equivalents, end of period                 $ 5,809,251       $ 6,065,650
                                                                    ===========       ===========

Supplemental disclosure of cash flows information:

           Interest paid                                            $ 1,003,510       $   907,338
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



Note 2.  Distributions to Partners:

Distributions declared and paid to partners during the six months ended June 30, 1997 are summarized as follows:


  Quarter Ended                   General Partners               Limited Partners            Per Limited Partner Unit
  -------------                   ----------------               ----------------            ------------------------
December 31, 1996                      $52,750                      $826,421                        $18.28
                                       =======                      ========                        ======

March 31, 1997                         $52,808                      $827,324                        $18.30
                                       =======                      ========                        ======

A distribution of $18.32 per Limited Partner Unit for the quarter ended June 30, 1997 was declared and paid in July 1997.



Note 3.  Transactions with Related Parties:

For the three-month and six-month periods ended June 30, 1996, the Partnership incurred property management fees of $25,574 and $49,294, respectively, and general and administrative expense reimbursements of $30,444 and $67,943, respectively. For the three-month and six-month periods ended June 30, 1997, the Partnership incurred property management fees of $28,738 and $57,844, respectively, and general and administrative expense reimbursements of $35,006 and $87,603, respectively.

The Partnership, in conjunction with certain affiliates, is a participant in a cost sharing agreement for the purpose of renting and occupying office space. Under the agreement, the Partnership pays its proportionate share of rent and other costs of occupancy. Net expenses incurred for the six months ended June 30, 1996 and 1997 were $40,920 and $30,217, respectively.

                         CORPORATE PROPERTY ASSOCIATES 7
                       - a California limited partnership


      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)



Note 4.  Industry Segment Information:

The Partnership's operations consist of the investment in and the leasing of industrial and commercial real estate and the operation of a hotel business. For the three and six-month periods ended June 30, 1996 and 1997, the Partnership earned its lease revenues (rental income plus interest income from financing leases) from the following lease obligors:

                                                          1996           %                    1997            %
                                                          ----          ----                  ----           --
Advanced System Applications, Inc.                       $  780,090      24%                  $  762,221      22%
KSG, Inc.                                                   410,842      13                      486,687      14
The Gap, Inc.                                               463,784      14                      463,784      14
Sybron Acquisition Company                                  409,581      13                      409,581      12
Swiss M-Tex, L.P.                                           265,496       8                      260,677       8
AutoZone, Inc.                                              203,594       6                      196,800       6
Other                                                       154,242       5                      195,306       6
Northern Automotive, Inc.                                   194,415       6                      194,415       6
NVRyan L.P.                                                 145,778       5                      145,778       4
United States Postal Service                                 40,525       1                      121,575       4
NYNEX Corporation                                           107,800       3                      107,800       3
Winn-Dixie Stores, Inc.                                      64,235       2                       64,235       1
                                                         ----------     ----                  ----------     ---
                                                         $3,240,382     100%                  $3,408,859     100%
                                                         ==========     ====                  ==========     ====

Results for the Partnership's hotel operations of a Holiday Inn in Livonia, Michigan for the six-month periods ended June 30, 1996 and 1997 are summarized as follows:

                                                            1996                                1997
                                                            ----                                ----
    Revenues                                               $ 2,792,618                        $ 2,888,115
    Fees paid to hotel management company                      (74,065)                           (86,940)
    Other operating expenses                                (1,966,259)                        (1,961,735
                                                           -----------                        -----------
    Hotel operating income                                 $   752,294                        $   839,440
                                                           ===========                        ===========

                         CORPORATE PROPERTY ASSOCIATES 7
                       - a California limited partnership


                 Item 2. - MANAGEMENT'S DISCUSSION OF OPERATIONS





Results of Operations


      Net income for the three-month and six-month periods ended June 30, 1997 increased by $59,000 and $278,000, respectively, as compared with the similar periods ended June 30, 1996. Excluding the gain from sales of real estate of $75,000 in 1996 and nonrecurring other income of $241,000 in 1997, representing a distribution from a bankruptcy claim, income for the six-month period would have reflected an increase of $112,000. The increases in income were due to higher earnings from the hotel operation, decreases in interest expense and increases in lease revenues. These benefits were partially offset by increases in property and general and administrative expenses.

      The increases in hotel operating earnings for the Livonia, Michigan Holiday Inn were due to the Partnership's maintaining its strategy of sustaining a high average room rate in the favorable economic climate for the Detroit metropolitan area. Accordingly, for the comparable three-month and six-month periods, hotel revenues increased by 3% even though the overall year-to-date occupancy rate decreased by 1% to 75%. In addition, the direct expenses of the hotel operations were stable. The decreases in interest expense were due to the payoff of a mortgage loan on the Winn-Dixie Stores, Inc. property in the third quarter of 1996 and the continuing amortization of the Partnership's limited recourse mortgage loans. The increase in lease revenues was due to the commencement of a lease in May 1996 with the United States Postal Service at the Partnership's property in Bloomingdale, Illinois, new leases commencing in 1996 at two properties formerly leased to Yellow Front Stores, Inc. and a rent increase on the KSG, Inc. property in 1997. As discussed below, the KSG property will be sold no later than March 8, 1998, and; therefore, the KSG rent increase will not provide any significant long-term benefit to the Partnership's operating cash flow or lease revenues. The increases in property expenses were due to the carrying costs related to operating the Bloomingdale property, which has not been subject to a net lease since the second quarter of 1996. The increase in general and administrative expenses were primarily due to an increase in partnership level state taxes, particularly for the State of Michigan as a result of higher taxable earnings related to the Livonia property.

      The Partnership's annual lease revenues will decrease by approximately $1,520,000 as the result of the June 30, 1997 expiration of the Partnership's lease with Advanced System Applications, Inc. at the Bloomingdale property. Under a 1994 modification agreement, the Partnership consented to a termination of the Advanced System Applications lease in 1997 rather than 2003 in consideration for an increase of $1,120,000 in annual rents. A portion of the increase was used to accelerate payment on the Bloomingdale property's mortgage loan so that it fully amortized in March 1996. Since May 1996, 34% of the property has been leased to the Postal Service at an annual rent of approximately $243,000. On June 30, 1997, the Postal Service agreed to lease additional space at the Bloomingdale property, effective July 1, 1997. Under this lease amendment, the Postal Service's annual rent will increase by approximately $122,000 with its occupancy of the property increasing to 52% of the leasable space. The Postal Service lease requires the Partnership, rather than the lessee, to pay most costs related to maintaining the property. The Partnership is actively seeking new tenants for the unoccupied space. The Postal Service has a right of first refusal for any vacant leasable space.

      KSG has exercised its purchase option on the property it currently occupies. The property is expected to be transferred to KSG no later than March 8, 1998. The KSG purchase option provides for an exercise price of the greater of $4,698,000 or fair market value as encumbered by the lease. An appraisal process to determine fair market value has commenced. Annual cash flow from the KSG property is approximately $970,000.

                         CORPORATE PROPERTY ASSOCIATES 7
                       - a California limited partnership


           Item 2. - MANAGEMENT'S DISCUSSION OF OPERATIONS, Continued






Financial Condition:


      There has been no material change in the Partnership's financial condition since December 31, 1996. Cash flow from operations and equity investments of $2,497,000 was sufficient to fund distributions of $1,759,000 and scheduled mortgage principal installments of $197,000. Pursuant to the lease for additional space with the Postal Service at the Bloomingdale property, the Partnership is obligated to fund tenant improvements of up to approximately $110,000. Balloon payments of $1,652,000 and $4,923,000 on the Partnership's limited recourse mortgage loans on two properties leased to Swiss M-Tex L.P. and the Livonia, Michigan hotel property, respectively, are scheduled for September and November 1997, respectively. If necessary, the Partnership has sufficient funds to pay off the Swiss M-Tex mortgage loan from cash reserves. Based on the operating performance of the Livonia hotel operation, the Partnership believes that the prospects for refinancing the loan are favorable.

      The General Partners are currently investigating ways to provide liquidity for limited partners on a tax-effective basis.

                         CORPORATE PROPERTY ASSOCIATES 7
                       - a California limited partnership



                                     PART II




Item 6. - EXHIBITS AND REPORTS ON FORM 8-K

          (a)    Exhibits:

                 None

          (b)    Reports on Form 8-K:

                 During the quarter ended June 30, 1997 the Partnership was not required to file any reports on Form 8-K.

                         CORPORATE PROPERTY ASSOCIATES 7
                       - a California limited partnership





                                   SIGNATURES






         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  CORPORATE PROPERTY ASSOCIATES 7
                                  - a California limited partnership

                                  By: SEVENTH CAREY CORPORATE PROPERTY, INC.




      08/11/97                    By: /s/ Steven M. Berzin
   ----------------                  ------------------------------------------
         Date                             Steven M. Berzin
                                          Executive Vice President and
                                          Chief Financial Officer
                                          (Principal Financial Officer)



      08/11/97                    By: /s/ Claude Fernandez
   ----------------                  ------------------------------------------
         Date                             Claude Fernandez
                                          Executive Vice President and
                                          Chief Administrative Officer
                                          (Principal Accounting Officer)




      08/11/97                    By: /s/ Michael D. Roberts
   ----------------                  ------------------------------------------
         Date                             Michael D. Roberts
                                          First Vice President and Controller