Form 10-K405/A
period 1996-12-31
CORPORATE PROPERTY ASSOCIATES 7
filed 1997-09-04
CIK 789459

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                 AMENDMENT NO. 1

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the quarterly period ended DECEMBER 31, 1996


                                       or

[ ] TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from _____________________to___________________

Commission file number 0-15778

                       CORPORATE PROPERTY ASSOCIATES 7,
                       A CALIFORNIA LIMITED PARTNERSHIP
             (Exact name of registrant as specified in its charter)

        CALIFORNIA                                              13-3327950
(State or other jurisdiction                                 (I.R.S. Employer
of incorporation or organization)                            Identification No.)

50 ROCKEFELLER PLAZA, NEW YORK, NEW YORK                           10020
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code   (212) 492-1100

Securities registered pursuant to Section 12(b) of the Act:

Title of each class                    Name of each exchange on which registered

      NONE                                                 NONE



           Securities registered pursuant to Section 12(g) of the Act:

                            LIMITED PARTNERSHIP UNITS
                                (Title of Class)


                                (Title of Class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.   [X] Yes  [ ]No

         Indicate by check mark if disclosure of deliquent filers pursuant to
Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         Aggregate market value of the voting stock held by non-affiliates of
Registrant: There is no active market for Limited Partnership Units.

                                     PART II







Item 8.           Consolidated Financial Statements and Supplementary Data.


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

(v) Consolidated Statements of Cash Flows for the years ended December 31, 1994, 1995 and 1996.

(vi)     Notes to Consolidated Financial Statements.

                        REPORT of INDEPENDENT ACCOUNTANTS





To the Partners of
  Corporate Property Associates 7 -
  a California limited partnership
  and Subsidiaries:


                  We have audited the accompanying consolidated balance sheets of Corporate Property Associates 7 - a California limited partnership and Subsidiaries as of December 31, 1995 and 1996, and the related consolidated statements of income, partners' capital and cash flows for each of the three years in the period ended December 31, 1996. We have also audited the financial statement schedule included on pages 23 to 26 of this Annual Report. These financial statements and financial statement schedule are the responsibility of the General Partners. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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





                                                     /s/Coopers & Lybrand L.L.P.
New York, New York
March 21, 1997

                         CORPORATE PROPERTY ASSOCIATES 7
                       - a California limited partnership
                                and SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                           December 31, 1995 and 1996


                                                                           1995                    1996
                                                                           ----                    ----
        ASSETS:

Real estate leased to others:
   Accounted for under the
      operating method:
         Land                                                           $ 6,552,033             $ 6,552,033
         Buildings                                                       25,296,740              25,501,944
                                                                        -----------             -----------
                                                                         31,848,773              32,053,977
         Accumulated depreciation                                         6,185,070               7,031,430
                                                                        -----------             -----------
                                                                         25,663,703              25,022,547
   Net investment in direct financing leases                             15,542,368              15,542,368
                                                                        -----------             -----------
         Real estate leased to others                                    41,206,071              40,564,915
Operating real estate, net of accumulated
   depreciation of $3,762,695 in 1995
   and $4,070,423 in 1996                                                 8,343,020               8,254,274
Real estate held for sale                                                   543,138
Cash and cash equivalents                                                 4,968,410               5,591,985
Other assets, net of accumulated amortization of
   $148,276 in 1995 and $185,402 in 1996                                  1,167,905               1,020,950
                                                                        -----------            ------------
             Total assets                                               $56,228,544             $55,432,124
                                                                        ===========             ===========

        LIABILITIES:

Mortgage notes payable                                                  $11,928,751             $10,314,828
Note payable                                                              9,606,837               9,606,837
Accrued interest payable                                                    345,418                 324,737
Accounts payable and accrued expenses                                       708,394                 676,737
Accounts payable to affiliates                                              102,020                 113,485
Prepaid and deferred income                                                 428,827                 371,116
                                                                        -----------             -----------
             Total liabilities                                           23,120,247              21,407,740
                                                                        -----------             -----------

Commitments and contingencies

        PARTNERS' CAPITAL:

General Partners                                                            110,512                 161,740
Limited Partners (45,209 Limited Partnership
   Units issued and outstanding in 1995 and 1996)                        32,997,785              33,862,644
                                                                        -----------             -----------
             Total partners' capital                                     33,108,297              34,024,384
                                                                        -----------             -----------
             Total liabilities and
               partners' capital                                        $56,228,544             $55,432,124
                                                                        ===========             ===========



The accompanying notes are an integral part of the consolidated financial statements.

                         CORPORATE PROPERTY ASSOCIATES 7
                       - a California limited partnership
                                and SUBSIDIARIES

                        CONSOLIDATED STATEMENTS of INCOME

              For the years ended December 31, 1994, 1995 and 1996



                                                               1994                  1995                  1996
                                                               ----                  ----                  ----
Revenues:
   Rental income                                            $ 3,862,385           $ 4,298,952           $ 4,351,678
   Interest income from direct financing leases               3,537,977             2,283,445             2,258,757
   Other interest income                                        346,970               203,166               266,400
   Other income                                               1,271,691                                     143,866
   Revenues of hotel operations                               4,821,029             5,410,689             5,710,627
                                                            -----------           -----------           -----------
                                                             13,840,052            12,196,252            12,731,328
                                                            -----------           -----------           -----------

Expenses:
   Interest                                                   3,537,640             2,456,129             1,942,737
   Depreciation                                               1,619,726             1,361,952             1,154,088
   General and administrative                                   412,173               600,271               439,399
   Property expenses                                            317,277               299,608               550,201
   Amortization                                                  78,528                70,067                62,500
   Writedown to net realizable value                            641,731               319,685
   Operating expenses of hotel operations                     3,528,257             4,016,639             4,129,149
                                                            -----------           -----------           -----------
                                                             10,135,332             9,124,351             8,278,074
                                                            -----------           -----------           -----------

         Income before loss from equity
             investment, gains on sale,
             discontinued operations and
             extraordinary item                               3,704,720             3,071,901             4,453,254

   Loss from equity investment                                  152,617               135,621               128,879
                                                            -----------           -----------           -----------

         Income before gains on sale,
             discontinued operations and
             extraordinary item                               3,552,103             2,936,280             4,324,375

Gains on sale of real estate, net                             7,814,474             1,019,362                74,729

Gains on sale of securities                                     682,500
                                                            -----------            ----------           -----------


         Income from continuing
             operations                                      12,049,077             3,955,642             4,399,104


Earnings from discontinued operations                           456,272               246,847
                                                            -----------           -----------            ----------

Income before extraordinary
   items                                                     12,505,349             4,202,489             4,399,104



                                   (Continued)

                         CORPORATE PROPERTY ASSOCIATES 7
                       - a California limited partnership
                                and SUBSIDIARIES

                  CONSOLIDATED STATEMENTS of INCOME, Continued

              For the years ended December 31, 1994, 1995 and 1996



                                                               1994                  1995                  1996
                                                               ----                  ----                  ----

Extraordinary gain (loss) on extinguishment
      of debt                                                  (511,503)            1,323,858
                                                            -----------           -----------           -----------


         Net income                                         $11,993,846           $ 5,526,347           $ 4,399,104
                                                            ===========           ===========           ===========


Net income allocated to:
   Individual General Partner                               $   140,990           $    55,263           $    43,991
                                                            ===========           ===========           ===========

   Corporate General Partner                                $   286,822           $   225,350           $   216,218
                                                            ===========           ===========           ===========

   Limited Partners                                         $11,566,034           $ 5,245,734           $ 4,138,895
                                                            ===========           ===========           ===========




Net income per Unit: (45,274 Limited Partnership Units
    in 1994, 45,242 weighted average Limited Partnership
    Units in 1995 and 45,209 Limited Partnership
    Units in 1996):
      Income from continuing operations                     $    256.62               $ 83.31              $ 91.55
      Discontinued operations                                      9.47                  5.13
      Extraordinary items                                        (10.62)                27.51
                                                            -----------           -----------           -----------
                                                            $    255.47           $    115.95           $     91.55
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

                         CORPORATE PROPERTY ASSOCIATES 7
                       - a California limited partnership
                                and SUBSIDIARIES

                  CONSOLIDATED STATEMENTS of PARTNERS' CAPITAL

              For the years ended December 31, 1994, 1995 and 1996


                                                                Partners' Capital Accounts
                                                    ---------------------------------------------------------------------
                                                                                                                Limited
                                                                                                                Partners'
                                                                          General            Limited           Amount Per
                                                      Total               Partners           Partners           Unit (a)
                                                      -----               --------           --------           ---------
Balance, December 31, 1993                          $29,311,433         $(119,976)         $29,431,409          $651

Distributions                                        (3,246,729)         (194,804)          (3,051,925)          (67)

Net income, 1994                                     11,993,846           427,812           11,566,034           255
                                                    -----------         ---------          -----------          ----

Balance, December 31, 1994                           38,058,550           113,032           37,945,518           839

Distributions                                       (10,434,626)         (283,133)         (10,151,493)         (224)

Purchase of Limited Partner Units                       (41,974)                               (41,974)           (1)

Net income, 1995                                      5,526,347           280,613            5,245,734           116
                                                    -----------         ---------         ------------          ----

Balance, December 31, 1995                           33,108,297           110,512           32,997,785           730

Distributions                                        (3,483,017)         (208,981)          (3,274,036)          (73)

Net income, 1996                                      4,399,104           260,209            4,138,895            92
                                                    -----------         ---------          -----------          ----

Balance, December 31, 1996                          $34,024,384          $161,740          $33,862,644          $749
                                                    ===========         =========          ===========          ====





(a) Based on weighted average Units issued and outstanding during the periods.




The accompanying notes are an integral part of the consolidated financial statements.

                         CORPORATE PROPERTY ASSOCIATES 7
                       - a California limited partnership
                                and SUBSIDIARIES

                      CONSOLIDATED STATEMENTS of CASH FLOWS
              For the years ended December 31, 1994, 1995 and 1996


                                                                             1994                    1995                  1996
                                                                             ----                    ----                  ----
Cash flows from operating activities:
    Net income                                                           $ 11,993,846          $  5,526,347           $ 4,399,104
    Adjustments to reconcile net income to net
       cash provided by operating activities:
       Depreciation and amortization                                        1,698,254             1,432,019             1,216,588
       Extraordinary (gain) loss on extinguishment of debt                    511,503            (1,323,858)
       Net gains on sales                                                  (8,496,974)           (1,019,361)              (74,729)
       Noncash consideration received in connection
         with settlements                                                    (346,105)
       Cash receipts on operating leases greater
         than income recognized                                                40,807               170,647               170,647
       Writedown to net realizable value                                      641,731               319,685
       Amortization of deferred income                                        (60,930)              (21,514)              (21,514)
       Loss from equity investment                                            152,617               135,621               128,879
       Deferred rental income recognized in connection
         with disposition of properties                                      (811,101)
       Restructuring fees collected                                           722,222
       Net change in operating assets and liabilities,
         net of disposition of food service assets                           (698,639)             (129,810)             (319,902)
                                                                         ------------          ------------           -----------
            Net cash provided by operating activities                       5,347,231             5,089,776             5,499,073
                                                                         ------------          ------------           -----------
Cash flows from investing activities:
    Additional capitalized costs                                             (164,292)             (180,758)             (424,186)
    Proceeds from sales                                                    19,257,324             4,148,903               617,867
    Distributions received from equity investment                              38,281                31,457                27,761
                                                                         ------------          ------------           -----------
            Net cash provided by investing activities                      19,131,313             3,999,602               221,442
                                                                         ------------          ------------            ----------
Cash flows from financing activities:
    Distributions to partners                                              (3,246,729)          (10,434,626)           (3,483,017)
    Payments of mortgage principal                                           (739,391)           (1,567,369)             (613,923)
    Prepayments of mortgage payable                                       (12,763,584)           (2,602,884)           (1,000,000)
    Purchase of Limited Partnership Units                                                           (41,974)
    Deferred financing costs, net of reimbursement                              6,292
    Payments in connection with extinguishment of debt                       (469,550)
                                                                         ------------          ------------           -----------
            Net cash used in financing activities                         (17,212,962)          (14,646,853)           (5,096,940)
                                                                         ------------          ------------           -----------

            Net increase (decrease) in cash and
               cash equivalents                                             7,265,582            (5,557,475)              623,575

Cash and cash equivalents, beginning of year                                3,260,303            10,525,885             4,968,410
                                                                         ------------          ------------           -----------

            Cash and cash equivalents, end of year                       $ 10,525,885          $  4,968,410           $ 5,591,985
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

        Basis of Consolidation:

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

            The leases are accounted for under either the direct financing or operating methods. Such methods are described below:

                      Direct financing method - Leases accounted for under the direct financing method are recorded at their net investment (Note 5). Unearned income is deferred and amortized to income over the lease terms so as to produce a constant periodic rate of return on the Partnership's net investment in the lease.

                      Operating method - Real estate is recorded at cost, revenue is recognized as rentals are earned and expenses (including depreciation) are charged to operations as incurred. When scheduled rents vary during the lease term, income is recognized on a straight-line basis so as to produce a constant periodic rent.

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

                                    Continued

                         CORPORATE PROPERTY ASSOCIATES 7
                       - a California limited partnership
                                and SUBSIDIARIES

              NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued


               The General Partners may be entitled to receive a subordinated preferred return, measured based upon the cumulative proceeds arising from the sale of Partnership assets. Pursuant to the subordination provisions of the Agreement, the preferred return may be paid only after the limited partners receive 100% of their initial investment from the proceeds of asset sales and a cumulative annual return of 8% since the inception of the Partnership. The General Partners interest in such preferred return amounts to $805,015 based upon the cumulative proceeds from the sale since the inception of the Partnership through December 31, 1996. The Partnership's ability to satisfy the subordination provisions of the Agreement may not be determinable until liquidation of a substantial portion of the Partnership's assets has been made, formal plans of liquidation are adopted or limited partnership units are converted to other securities which provide the security holder with greater liquidity than a limited partnership unit. Management believes that as of the report date, ultimate payment of the preferred return is reasonably possible but not probable, as defined pursuant to Statement of Financial Accounting Standards No. 5.

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

                                                                          1994             1995              1996
                                                                          ----             ----              ----
                  Property management and leasing fees                  $135,794         $102,753          $101,181
                  General and administrative
                      expense reimbursements                             113,171          123,492           110,024
                                                                        --------         --------          --------
                                                                        $248,965         $226,245          $211,205
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

                                    Continued

                         CORPORATE PROPERTY ASSOCIATES 7
                       - a California limited partnership
                                and SUBSIDIARIES

              NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued



4. Real Estate Leased to Others Accounted for Under the Operating Method and Operating Real Estate:

        A.  Real Estate Leased to Others:

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


        B.  Operating Real Estate:

            Operating real estate, at cost, is summarized as follows:

                                                                                 December 31,
                                                                                 ------------
                                                                            1995                      1996
                                                                            ----                      ----
                      Land                                              $ 2,050,688               $ 2,050,688
                      Building                                            8,250,352                 8,651,587
                      Personal property                                   1,804,675                 1,622,422
                                                                        -----------               -----------
                                                                         12,105,715                12,324,697
                      Less, Accumulated
                        depreciation                                      3,762,695                 4,070,423
                                                                        -----------               -----------
                                                                        $ 8,343,020               $ 8,254,274
                                                                        ===========               ===========


 5.     Net Investment in Direct Financing Leases:

            Net investment in direct financing leases is summarized as follows:

                                                                                 December 31,
                                                                                 ------------
                                                                            1995                      1996
                                                                            ----                      ----

                      Minimum lease payments receivable                 $31,518,276               $29,710,372
                      Unguaranteed residual value                        15,542,368                15,542,368
                                                                        -----------               -----------
                                                                         47,060,644                45,252,740
                      Less, Unearned income                              31,518,276                29,710,372
                                                                        -----------               -----------
                                                                        $15,542,368               $15,542,368
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

        A.  Mortgage Notes Payable:

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

               Year Ending December 31,
                                1997                                                            $ 6,846,625
                                1998                                                              3,468,203
                                                                                                -----------
                                Total                                                           $10,314,828
                                                                                                ===========


        B.  Note Payable:

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

                         CORPORATE PROPERTY ASSOCIATES 7
                       - a California limited partnership
                                and SUBSIDIARIES

              NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued



 7.     Distributions to Partners:

            Distributions are declared and paid to partners quarterly and are summarized as follows:

                                                                                                        Limited
         Year Ending             Distributions Paid                Distributions Paid                 Partners' Per
         December 31,            to General Partners               to Limited Partners               Unit Amount
         ------------            -------------------               -------------------               -----------

          1994                         $194,804                         $ 3,051,925                        $ 67.41
                                       ========                         ===========                        =======

          1995:

          Quarterly distributions      $214,536                         $ 3,360,393                        $ 74.25
          Special distribution -
             Note 12                     68,597                           6,791,100                         150.00
                                       --------                         -----------                        -------
                                       $283,133                         $10,151,493                        $224.25
                                       ========                         ===========                        =======


          1996                         $208,981                         $ 3,274,036                        $ 72.42
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



 8.     Income for Federal Tax Purposes:

            Income for financial statement purposes differs from income for
               Federal income tax purposes, because of the difference in the treatment of certain items for income tax purposes and financial statement purposes. A reconciliation of accounting differences is as follows:

                                                                       1994                 1995              1996
                                                                       ----                 ----              ----
         Net income per Consolidated
             Statements of Income                                    $11,993,846          $ 5,526,347        $4,399,104
         Excess tax depreciation                                        (825,140)            (549,851)         (485,963)
         Difference in tax treatment of gains on
             sales of real estate                                      2,645,850           (1,889,176)           56,628
         Writedown to net realizable value                               641,731              319,685
         Other                                                          (861,038)              44,808          (302,371)
                                                                     -----------          -----------        ----------
                Net income reported for
                  Federal income tax purposes                        $13,595,249          $ 3,451,813        $3,667,398
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

            In 1994, 1995 and 1996, the Partnership earned its total commercial and industrial leasing revenues (rental income plus interest income from financing leases) from the following lease obligors:

                                                      1994        %              1995       %            1996         %
                                                      ----       ---             ----      ---           ----        --
   Advanced System
      Applications, Inc.                            $1,145,003    15%         $1,578,632    24%       $1,542,918      23%
   The Gap, Inc.                                       927,568    13             927,568    14           927,568      14
   KSG, Inc.                                           785,273    11             832,566    13           820,096      13
   Sybron Acquisition Company                          819,162    11             819,162    13           819,162      13
   Swiss M-Tex, L.P.                                   518,774     7             546,095     8           526,266       8
   AutoZone, Inc.                                      462,076     6             466,473     7           441,191       7
   CSK Auto, Inc. (formerly
      Northern Automotive, Inc.) (1)                   388,763     5             388,830     6           388,830       6
   Various other obligors                              411,893     6             387,445     6           346,678       5
   NVRyan L.P.                                         310,807     4             291,556     4           291,556       4
   NYNEX Corporation                                   215,600     3             215,600     3           215,600       3
   United States Postal Service                                                                          162,100       2
   Winn-Dixie Stores, Inc.                             128,470     2             128,470     2           128,470       2
   Mid-Continent Bottlers, Inc.                      1,286,973    17
                                                    ----------   ----         ----------   ----       ----------     ----
                                                    $7,400,362   100%         $6,582,397   100%       $6,610,435     100%
                                                    ==========   ====         ==========   ====       ==========     ====


(1) Rental income is net of ground lease rental expense of $97,000, $101,000 and $103,000 in 1994, 1995 and 1996, respectively (see Note
         5).



            The summarized results of the Partnership's share of the hotel operations are as follows:

                                                                   1994                  1995                    1996
                                                                   ----                  ----                    ----
     Revenues                                                 $ 4,821,029            $ 5,410,689            $ 5,710,627
     Fees paid to hotel management company                       (136,412)              (112,423)              (127,474)
     Other operating expenses                                  (3,391,845)            (3,904,216)            (4,001,675)
                                                              -----------            -----------            ------------

     Hotel operating income                                   $ 1,292,772            $ 1,394,050            $ 1,581,478
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

            In connection with the sale of the Jupiter property, the Partnership did not incur any gain or loss on the disposal of the food service business. Results for the food service operation business segment for 1994 and 1995 have been presented as discontinued operations and are as follows:

                                                               1994                1995
                                                               ----                ----
         Net sales                                          $ 4,035,009            $ 3,821,631
         Cost of goods sold                                  (1,181,181)            (1,165,386)
         Other operating expenses                            (2,397,556)            (2,409,398)
                                                            -----------            -----------
                                                            $   456,272            $   246,847
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

            During 1996, the Partnership and CPA(R):6 received $221,000 (of which the Partnership share was $144,000) from the bankruptcy trustee in partial settlement of the Partnership's and CPA:6's claim against Integra.


12.     Gains on Sales:

            In October 1994, the Partnership sold its properties leased to
               Mid-Continent Bottlers, Inc. ("Mid-Continent") to the lessee for $17,800,000 and sold its 3.29% limited partnership interest in Midcon Bottlers, L.P., an affiliate of Mid-Continent, for $700,000.

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

                                   SIGNATURES



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


                                 CORPORATE PROPERTY ASSOCIATES 7
                                 - a California limited partnership
                                 and SUBSIDIARIES

                                 BY:     SEVENTH CAREY CORPORATE PROPERTY, INC.



    09/03/97                     BY:      /s/ Steven M. Berzin
    -------                               --------------------
     Date                                Claude Fernandez
                                         Executive Vice President and
                                         Chief Financial Officer
                                         (Principal Financial Officer)



    09/03/97                     BY:      /s/ Claude Fernandez
    -------                               --------------------
     Date                                Claude Fernandez
                                         Executive Vice President and
                                         Chief Administrative Officer
                                         (Principal Accounting Officer)