Form 10-Q/A
period 1997-03-31
CORPORATE PROPERTY ASSOCIATES 7
filed 1997-09-04
CIK 789459

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A
                                 AMENDMENT NO. 1

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

                                     PART I

                         Item 1. - FINANCIAL INFORMATION

                           CONSOLIDATED BALANCE SHEETS


                                             December 31,    March 31,
                                                 1996           1997
                                             -----------    -----------
                                                (Note)      (Unaudited)
      ASSETS:

Land, buildings and personal property,
   net of accumulated depreciation of
   $11,101,853 at December 31, 1996 and
   $11,393,055 at March 31, 1997             $33,276,821    $33,008,269
Net investment in direct financing leases     15,542,368     10,844,344
Cash and cash equivalents                      5,591,985      5,966,413
Real estate held for sale                                     4,698,024
Other assets                                   1,020,950      1,205,133
                                             -----------    -----------
        Total assets                         $55,432,124    $55,722,183
                                             ===========    ===========


      LIABILITIES:

Mortgage notes payable                       $10,314,828    $10,228,716
Note payable                                   9,606,837      9,606,837
Accrued interest payable                         324,737        321,477
Accounts payable and accrued expenses            676,737        632,505
Accounts payable to affiliates                   113,485        121,657
Prepaid and deferred rental income               371,116        387,327
                                             -----------    -----------
        Total liabilities                     21,407,740     21,298,519
                                             -----------    -----------


      PARTNERS' CAPITAL:

General Partners                                 161,740        185,697

Limited Partners (45,209 Limited
Partnership Units issued and outstanding)     33,862,644     34,237,967
                                              ----------     ----------
        Total partners' capital               34,024,384     34,423,664
                                              ----------     ----------

        Total liabilities and
          partners' capital                  $55,432,124    $55,722,183
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

                         CORPORATE PROPERTY ASSOCIATES 7
                       - a California limited partnership

                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                                                           Three Months Ended
                                                     March 31, 1996   March 31, 1997
                                                     --------------   --------------
Revenues:
  Rental income from operating leases                  $1,051,680       $1,111,914
  Interest income from direct financing leases            557,020          551,844
  Other interest income                                    62,782           66,039
  Revenue of hotel operations                           1,355,341        1,398,349
  Other income                                                             241,272
                                                       ----------       ----------
                                                        3,026,823        3,369,418
                                                       ----------       ----------

Expenses:
  Interest                                                497,727          463,104
  Operating expenses of hotel operations                1,009,592        1,022,703
  Depreciation                                            286,370          291,202
  General and administrative                              104,000          157,127
  Property expenses                                       105,112          111,733
  Amortization                                              7,216           14,719
                                                       ----------       ----------
                                                        2,010,017        2,060,588
                                                       ----------       ----------
   Income before loss from equity investment and
     gain on sales of real estate
                                                        1,016,806        1,308,830

Loss from equity investment                                32,803           30,379
                                                       ----------       ----------

   Income before gain on sales of real estate             984,003        1,278,451

Gain on sales of real estate                               74,729
                                                       ----------       ----------


   Net income                                          $1,058,732       $1,278,451
                                                       ==========       ==========

Net income allocated to
  General Partners                                     $   59,787       $   76,707
                                                       ==========       ==========

Net income allocated to
  Limited Partners                                     $  998,945       $1,201,744
                                                       ==========       ==========

Net income per Unit
  (45,209 Limited Partnership Units)                   $    22.10       $    26.58
                                                       ==========       ==========

The accompanying notes are an integral part of the consolidated financial statements.

                         CORPORATE PROPERTY ASSOCIATES 7
                       - a California limited partnership


                CONSOLIDATED STATEMENTS of CASH FLOWS (UNAUDITED)


                                                                   Three Months Ended
                                                                        March 31,
                                                               ---------------------------
                                                                  1996            1997
                                                               -----------     -----------
Cash flows from operating activities:
  Net income                                                   $ 1,058,732     $ 1,278,451
  Adjustments to reconcile net income
    to net cash provided by operating activities:
    Depreciation and amortization                                  293,586         305,921
    Other noncash items                                             37,284          37,284
    Loss from equity investment                                     32,803          30,379
    Gain on sales of real estate                                   (74,729)
  Net change in operating assets and liabilities                  (163,851)       (289,674)
                                                               -----------     -----------
     Net cash provided by operating activities                   1,183,825       1,362,361
                                                               -----------     -----------

Cash flows from investing activities:
  Additional capitalized costs                                     (29,463)        (22,650)
  Distributions from equity investment                               8,316
  Net proceeds from sales of real estate                           617,867
                                                               -----------     -----------
     Net cash by provided by (used in) investing activities        596,720         (22,650)
                                                               -----------     -----------

Cash flows from financing activities:
  Distributions to partners                                       (863,780)       (879,171)
  Payments on mortgage principal                                  (367,585)        (86,112)
                                                               -----------     -----------
     Net cash used in financing activities                      (1,231,365)       (965,283)
                                                               -----------     -----------

       Net increase in cash and cash equivalents                   549,180         374,428

Cash and cash equivalents, beginning of period                   4,968,410       5,591,985
                                                               -----------     -----------

       Cash and cash equivalents, end of period                $ 5,517,590     $ 5,966,413
                                                               ===========     ===========




Supplemental disclosure of cash flows information:

       Interest paid                                           $   507,014     $   466,364
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



Note 2. Distributions to Partners:

Distributions declared and paid to partners during the three months ended March 31, 1997 are summarized as follows:

  Quarter Ended      General Partners    Limited Partners    Per Limited Partner Unit
-----------------    ----------------    ----------------    ------------------------
December 31, 1996         $52,750             $826,421                $18.28
                          =======             ========                ======


A distribution of $18.30 per Limited Partner Unit for the quarter ended March 31, 1997 was declared and paid in April 1997.



Note 3. Transactions with Related Parties:

For the three-month periods ended March 31, 1996 and 1997, the Partnership incurred management fees of $23,720 and $29,106, respectively, and general and administrative expense reimbursements of $37,499 and $52,597, respectively. Management believes that ultimate payment of a preferred return to the General Partners of $805,015, based upon cumulative proceeds of sales of assets, is reasonably possible but not probable, as defined pursuant to Statement of Financial Accounting Standards No. 5.

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

                         CORPORATE PROPERTY ASSOCIATES 7
                       - a California limited partnership


      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)



Note 4. Industry Segment Information:

The Partnership's operations consist of the investment in and the leasing of industrial and commercial real estate and the operation of a hotel business. For the three-month periods ended March 31, 1996 and 1997, the Partnership earned its lease revenues (rental income plus interest income from financing leases) from the following lease obligors:

                                        1996       %            1997        %
                                        ----      ---           ----       ---
Advanced System Applications, Inc.  $  394,658     25%        $ 381,131     23%
The Gap, Inc.                          231,892     14           231,892     14
KSG, Inc.                              205,726     13           203,609     12
Sybron Acquisition Company             204,800     12           204,800     12
Swiss M-Tex, L.P.                      133,205      8           129,774      8
AutoZone, Inc.                         105,194      7            98,400      6
Other                                   77,110      5            97,249      6
CSK Auto Parts, Inc.                    97,208      6            97,208      6
NVRyan L.P.                             72,889      5            72,889      4
United States Postal Service                                     60,788      4
NYNEX Corporation                       53,900      3            53,900      3
Winn-Dixie Stores, Inc.                 32,118      2            32,118      2
                                    ----------    ---        ----------    ---
                                    $1,608,700    100%       $1,663,758    100%
                                    ==========    ===        ==========    ===



Results for the Partnership's hotel operations of a Holiday Inn in Livonia, Michigan for the three-month periods ended March 31, 1996 and 1997 are summarized as follows:

                                                1996            1997
                                            -----------     -----------
   Revenues                                 $ 1,355,341     $ 1,398,349
   Fees paid to hotel management company        (36,314)        (40,779)
   Other operating expenses                    (973,278)       (981,924)
                                            -----------     -----------
   Hotel operating income                   $   345,749     $   375,646
                                            ===========     ===========

Note 5. Real Estate Held For Sale:

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


                                  CORPORATE PROPERTY ASSOCIATES 7
                                  - a California limited partnership

                                  By:  SEVENTH CAREY CORPORATE PROPERTY, INC.




    09/03/97                      BY:   /s/ Steven M. Berzin
----------------                       ---------------------------------
     Date                              Steven M. Berzin
                                       Executive Vice President and
                                       Chief Financial Officer
                                       (Principal Financial Officer)



    09/03/97                      BY:   /s/ Claude Fernandez
----------------                       ---------------------------------
     Date                              Claude Fernandez
                                       Executive Vice President and
                                       Chief Administrative Officer
                                       (Principal Accounting Officer)