Form 10-Q/A
period 1997-06-30
CORPORATE PROPERTY ASSOCIATES 7
filed 1997-09-05
CIK 789459

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A
                                 AMENDMENT NO. 1

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                 JUNE 30, 1997
                               -------------------------------------------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                              -----------------------    -----------------------

Commission file number                       0-15778
                       ---------------------------------------------------------


      CORPORATE PROPERTY ASSOCIATES 7, A CALIFORNIA LIMITED PARTNERSHIP
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             CALIFORNIA                                                                  13-3327950
- ------------------------------------------------------------------------------------------------------------------
(State or other jurisdiction of incorporation or organization)                (I.R.S. Employer Identification No.)



50 ROCKEFELLER PLAZA, NEW YORK, NEW YORK                       10020
- --------------------------------------------------------------------------------
(Address of principal executive offices)                    (Zip Code)


                                 (212) 492-1100
- --------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

- --------------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)



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

                                                      [ ]  Yes     [ ]   No

                         CORPORATE PROPERTY ASSOCIATES 7
                        a California limited partnership

                                     PART I

                         Item 1. - FINANCIAL INFORMATION

                           CONSOLIDATED BALANCE SHEETS


                                                                      December 31,                June 30,
                                                                          1996                      1997
                                                                      ------------             ------------
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

                         CORPORATE PROPERTY ASSOCIATES 7
                        a California limited partnership

                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)



                                                   Three Months Ended                             Six Months Ended
                                        June 30, 1996           June 30, 1997        June 30, 1996              June 30, 1997
                                        -------------           -------------        ------------               -------------
Revenues:
  Rental income from
    operating leases                     $ 1,077,086            $ 1,113,789           $ 2,128,766               $ 2,225,703
  Interest from direct
    financing leases                         554,596                631,312             1,111,616                 1,183,156
  Other interest income                       68,358                 73,801               131,140                   139,840
  Other income                               241,272
  Revenue of hotel operations              1,437,277              1,489,766             2,792,618                 2,888,115
                                         -----------            -----------           -----------               -----------
                                           3,137,317              3,308,668             6,164,140                 6,678,086
                                         -----------            -----------           -----------               -----------

Expenses:
  Interest                                   487,819                447,975               985,546                   911,079
  Operating expenses of
    hotel operations                       1,030,732              1,025,972             2,040,324                 2,048,675
  Depreciation                               287,547                298,554               573,917                   589,756
  General and administrative                 116,089                215,332               220,089                   372,459
  Property expenses                          114,692                173,057               219,804                   284,790
  Amortization                                24,780                 14,719                31,996                    29,438
                                         -----------            -----------           -----------               -----------
                                           2,061,659              2,175,609             4,071,676                 4,236,197
                                         -----------            -----------           -----------               -----------

      Income before loss from equity
        investments and gain on
        sales of real estate               1,075,658              1,133,059             2,092,464                 2,441,889

Loss from equity investments                 (32,980)               (31,658)              (65,783)                  (62,037)
                                         -----------            -----------           -----------               -----------

      Income before gain on
        sales of real estate               1,042,678              1,101,401             2,026,681                 2,379,852

Gain on sales of real estate                                                               74,729
                                         -----------            -----------           -----------               -----------

      Net income                         $ 1,042,678            $ 1,101,401           $ 2,101,410               $ 2,379,852
                                         ===========            ===========           ===========               ===========

Net income allocated
  to General Partners                    $    62,561            $    66,084           $   122,348               $   142,791
                                         ===========            ===========           ===========               ===========

Net income allocated
  to Limited Partners                    $   980,117            $ 1,035,317           $ 1,979,062               $ 2,237,061
                                         ===========            ===========           ===========               ===========

Net income per Unit:
  (45,209 Limited
  Partnership Units)                     $     21.68            $     22.90           $     43.78               $     49.48
                                         ===========            ===========           ===========               ===========




The accompanying notes are an integral part of the consolidated financial statements.

                         CORPORATE PROPERTY ASSOCIATES 7
                        a California limited partnership


                CONSOLIDATED STATEMENTS of CASH FLOWS (UNAUDITED)

                                                                                              Six Months Ended
                                                                                                   June 30,
                                                                                ------------------------------------------
                                                                                    1996                          1997
                                                                                -----------                    -----------
Cash flows from operating activities:
  Net income                                                                    $ 2,101,410                    $ 2,379,852
  Adjustments to reconcile net income
      to net cash provided by operating activities:
      Depreciation and amortization                                                 605,913                        619,194
      Other noncash items                                                            74,566                         74,566
      Loss from equity investments                                                   65,783                         62,037
      Gain on sales of real estate                                                  (74,729)
  Net change in operating assets and liabilities                                   (276,102)                      (654,956)
                                                                                -----------                    -----------
        Net cash provided by operating activities                                 2,496,841                      2,480,693
                                                                                -----------                    -----------

Cash flows from investing activities:
  Additional capitalized costs                                                     (109,262)                       (67,940)
  Distributions from equity investments                                              16,456                         16,925
  Net proceeds from sales of real estate                                            617,867
                                                                                -----------                    -----------
        Net cash by provided by (used in) investing activities                      525,061                        (51,015)
                                                                                -----------                    -----------

Cash flows from financing activities:
  Distributions to partners                                                      (1,732,367)                    (1,759,303)
  Payments on mortgage principal                                                   (448,694)                      (196,710)
                                                                                -----------                    -----------
        Net cash used in financing activities                                    (2,181,061)                    (1,956,013)
                                                                                -----------                    -----------

           Net increase in cash and cash equivalents                                840,841                        473,665

Cash and cash equivalents, beginning of period                                    4,968,410                      5,591,985
                                                                                -----------                    -----------

           Cash and cash equivalents, end of period                             $ 5,809,251                    $ 6,065,650
                                                                                ===========                    ===========




Supplemental disclosure of cash flows information:

           Interest paid                                                        $ 1,003,510                    $   907,338
                                                                                ===========                    ===========



The accompanying notes are an integral part of the consolidated financial statements.

                         CORPORATE PROPERTY ASSOCIATES 7
                        a California limited partnership

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

                         CORPORATE PROPERTY ASSOCIATES 7
                        a California limited partnership


      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)



Note 4.  Industry Segment Information:

The Partnership's operations consist of the investment in and the leasing of industrial and commercial real estate and the operation of a hotel business. For the three and six-month periods ended June 30, 1996 and 1997, the Partnership earned its lease revenues (rental income plus interest income from financing leases) from the following lease obligors:


                                                             1996        %                      1997          %
                                                         ----------     ----                  ----------     ---
Advanced System Applications, Inc.                       $  780,090      24%                  $  762,221      22%
KSG, Inc.                                                   410,842      13                      486,687      14
The Gap, Inc.                                               463,784      14                      463,784      14
Sybron Acquisition Company                                  409,581      13                      409,581      12
Swiss M-Tex, L.P.                                           265,496       8                      260,677       8
AutoZone, Inc.                                              203,594       6                      196,800       6
Other                                                       154,242       5                      195,306       6
Northern Automotive, Inc.                                   194,415       6                      194,415       6
NVRyan L.P.                                                 145,778       5                      145,778       4
United States Postal Service                                 40,525       1                      121,575       4
NYNEX Corporation                                           107,800       3                      107,800       3
Winn-Dixie Stores, Inc.                                      64,235       2                       64,235       1
                                                         ----------     ---                   ----------     ---
                                                         $3,240,382     100%                  $3,408,859     100%
                                                         ==========     ===                   ==========     ===



Results for the Partnership's hotel operations of a Holiday Inn in Livonia, Michigan for the six-month periods ended June 30, 1996 and 1997 are summarized as follows:

                                                               1996                              1997
                                                           -----------                        -----------
    Revenues                                               $ 2,792,618                        $ 2,888,115
    Fees paid to hotel management company                      (74,065)                           (86,940)
    Other operating expenses                                (1,966,259)                        (1,961,735
                                                           -----------                        -----------
    Hotel operating income                                 $   752,294                        $   839,440
                                                           ===========                        ===========

                         CORPORATE PROPERTY ASSOCIATES 7
                        a California limited partnership





                                   SIGNATURES






         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                CORPORATE PROPERTY ASSOCIATES 7
                                a California limited partnership


                                By:    SEVENTH CAREY CORPORATE PROPERTY, INC.




           09/03/97             By:     /s/ Steven M. Berzin
           --------                     ----------------------------------------
             Date                           Steven M. Berzin
                                            Executive Vice President and
                                            Chief Financial Officer
                                            (Principal Financial Officer)



           09/03/97             By:     /s/ Claude Fernandez
           --------                     ---------------------------------------
             Date                           Claude Fernandez
                                            Executive Vice President and
                                            Chief Administrative Officer
                                            (Principal Accounting Officer)