Form 10-Q
period 1997-09-30
CORPORATE PROPERTY ASSOCIATES 7
filed 1997-11-12
CIK 789459

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                   SEPTEMBER 30, 1997
                               -------------------------------------------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                           to
                               -------------------------    --------------------

Commission file number                                0-15778
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

                                                                  Yes         No
                                                               ---         ---

                         CORPORATE PROPERTY ASSOCIATES 7
                       - a California limited partnership

                                      INDEX

                                                                        Page No.

 PART I

 Item 1. - Financial Information*

               Consolidated Balance Sheets, December 31, 1996
               and September 30, 1997                                        2

               Consolidated Statements of Income for the three and nine
               months ended September 30, 1996 and 1997                      3

               Consolidated Statements of Cash Flows for the
               nine months ended September 30, 1996 and 1997                 4

               Notes to Consolidated Financial Statements                   5-7


 Item 2. - Management's Discussion of Operations                            8-9


 PART II

 Item 6. - Exhibits and Reports on Form 8-K                                 10

 Signatures                                                                 11

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


                                                   December 31,     September 30,
                                                      1996              1997
                                                   -----------       -----------
                                                     (Note)          (Unaudited)
         ASSETS:

Land, buildings and personal property,
    net of accumulated depreciation of
    $11,101,853 at December 31, 1996 and
    $11,849,702 at September 30, 1997              $33,276,821       $32,138,583
Net investment in direct financing leases           15,542,368        10,844,344
Cash and cash equivalents                            5,591,985         6,233,152
Real estate held for sale                            4,898,024
Other assets                                         1,020,950         1,139,970
                                                   -----------       -----------
           Total assets                            $55,432,124       $55,254,073
                                                   ===========       ===========

         LIABILITIES:

Mortgage notes payable                             $10,314,828       $10,046,160
Note payable                                         9,606,837         9,606,837
Accrued interest payable                               324,737           354,380
Accounts payable and accrued expenses                  676,737           620,591
Accounts payable to affiliates                         113,485            56,029
Prepaid and deferred rental income                     371,116           418,544
                                                   -----------       -----------
           Total liabilities                        21,407,740        21,102,541
                                                   -----------       -----------

         PARTNERS' CAPITAL:

General Partners                                       161,740           169,369

Limited Partners (45,209 Limited
Partnership Units issued and outstanding)           33,862,644        33,982,163
                                                   -----------       -----------
           Total partners' capital                  34,024,384        34,151,532
                                                   -----------       -----------
           Total liabilities and
               partners' capital                   $55,432,124       $55,254,073
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

                         CORPORATE PROPERTY ASSOCIATES 7
                       - a California limited partnership

                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                    Three Months Ended                    Nine Months Ended
                                        September 30, 1996  September 30, 1997 September 30, 1996 September 30, 1997
                                        ------------------  ------------------ ------------------ ------------------
Revenues:
  Rental income from
    operating leases                       $ 1,107,939        $   760,452        $ 3,236,705        $ 2,986,155
  Interest from direct
    financing leases                           594,629            631,311          1,706,245          1,814,467
  Other interest income                         72,102             72,195            203,242            212,035
  Other income                                 143,866                               143,866            241,272
  Revenue of hotel operations                1,425,136          1,448,688          4,217,754          4,336,803
                                           -----------        -----------        -----------        -----------
                                             3,343,672          2,912,646          9,507,812          9,590,732
                                           -----------        -----------        -----------        -----------
Expenses:
  Interest                                     488,360            470,308          1,473,906          1,381,387
  Operating expenses of
    hotel operations                         1,033,585          1,006,428          3,073,909          3,055,103
  Depreciation                                 287,866            311,470            861,783            901,226
  General and administrative                    94,058             62,996            314,147            435,455
  Property expenses                             88,018            483,600            307,822            768,390
  Amortization                                  20,516             14,718             52,512             44,156
  Writedown to net realizable
    value                                                         139,999                               139,999
                                           -----------        -----------        -----------        -----------
                                             2,012,403          2,489,519          6,084,079          6,725,716
                                           -----------        -----------        -----------        -----------
      Income before loss from
        equity investments and
        gain on sales of real estate         1,331,269            423,127          3,423,733          2,865,016
Loss from equity investments                   (31,141)           (35,433)           (96,924)           (97,470)
                                           -----------        -----------        -----------        -----------
      Income before gain on
        sales of real estate                 1,300,128            387,694          3,326,809          2,767,546
Gain on sales of real estate                                                          74,729
                                           -----------        -----------        -----------        -----------
      Net income                           $ 1,300,128        $   387,694        $ 3,401,538        $ 2,767,546
                                           ===========        ===========        ===========        ===========
Net income allocated
  to General Partners                      $    78,008        $    23,262        $   200,356        $   166,053
                                           ===========        ===========        ===========        ===========
Net income allocated
  to Limited Partners                      $ 1,222,120        $   364,432        $ 3,201,182        $ 2,601,493
                                           ===========        ===========        ===========        ===========
Net income per Unit:
  (45,209 Limited
  Partnership Units)                       $     27.03        $      8.06        $     70.81        $     57.54
                                           ===========        ===========        ===========        ===========

The accompanying notes are an integral part of the consolidated financial statements.

                         CORPORATE PROPERTY ASSOCIATES 7
                       - a California limited partnership

                CONSOLIDATED STATEMENTS of CASH FLOWS (UNAUDITED)

                                                                           Nine Months Ended
                                                                             September 30,
                                                                     ------------------------------
                                                                         1996              1997
                                                                     -----------        -----------
Cash flows from operating activities:
  Net income                                                         $ 3,401,538        $ 2,767,546
  Adjustments to reconcile net income
      to net cash provided by operating activities:
      Depreciation and amortization                                      914,295            945,382
      Other noncash items                                                111,850             40,322
      Loss from equity investments                                        96,924             97,470
      Writedown to net realizable value                                  139,999
      Gain on sales of real estate                                       (74,729)
  Net change in operating assets and liabilities                        (368,796)          (350,167)
                                                                     -----------        -----------
        Net cash provided by operating activities                      4,081,082          3,640,552
                                                                     -----------        -----------
Cash flows from investing activities:
  Additional capitalized costs                                          (356,038)          (102,987)
  Distributions from equity investments                                   21,986             12,668
  Net proceeds from sales of real estate                                 617,867
                                                                     -----------        -----------
        Net cash by provided by (used in) investing activities           283,815            (90,319)
                                                                     -----------        -----------
Cash flows from financing activities:
  Distributions to partners                                           (2,606,248)        (2,640,398)
  Payments on mortgage principal                                        (530,166)          (268,668)
  Prepayment of mortgage note payable                                 (1,000,000)
                                                                     -----------        -----------
        Net cash used in financing activities                         (4,136,414)        (2,909,066)
                                                                     -----------        -----------
           Net increase in cash and cash equivalents                     228,483            641,167
Cash and cash equivalents, beginning of period                         4,968,410          5,591,985
                                                                     -----------        -----------
           Cash and cash equivalents, end of period                  $ 5,196,893        $ 6,233,152
                                                                     ===========        ===========
Supplemental disclosure of cash flows information:
           Interest paid                                             $ 1,493,208        $ 1,351,744
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



Note 2. Distributions to Partners:

Distributions declared and paid to partners during the nine months ended September 30, 1997 are summarized as follows:


  Quarter Ended            General Partners      Limited Partners   Per Limited Partner Unit
December 31, 1996              $ 52,750              $826,421              $  18.28
                               ========              ========              ========
March 31, 1997                 $ 52,808              $827,324              $  18.30
                               ========              ========              ========
June 30, 1997                  $ 52,866              $828,229              $  18.32
                               ========              ========              ========

A distribution of $18.34 per Limited Partner Unit for the quarter ended September 30, 1997 was declared and paid in October 1997.

Note 3. Transactions with Related Parties:

For the three-month and nine-month periods ended September 30, 1996, the Partnership incurred property management fees of $22,854 and $72,148, respectively, and general and administrative expense reimbursements of $20,973 and $88,916, respectively. For the three-month and nine-month periods ended September 30, 1997, the Partnership incurred property management fees of $6,397 and $64,241, respectively, and general and administrative expense reimbursements of $50,650 and $138,253, respectively. Management believes that ultimate payment of a preferred return to the General Partners of $805,015, based upon cumulative proceeds of sales of assets, is reasonably possible but not probable, as defined in Statement of Financial Accounting Standards No. 5, and no accrual for such preferred return has been reflected in the accompanying Consolidated Financial Statements.

The Partnership, in conjunction with certain affiliates, is a participant in a cost sharing agreement for the purpose of renting and occupying office space. Under the agreement, the Partnership pays its proportionate share of rent and other costs of occupancy. Net expenses incurred for the nine months ended September 30, 1996 and 1997 were $61,918 and $42,952, respectively.

                         CORPORATE PROPERTY ASSOCIATES 7
                       - a California limited partnership

      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)

Note 4. Industry Segment Information:

The Partnership's operations consist of the investment in and the leasing of industrial and commercial real estate and the operation of a hotel business. For the nine-month periods ended September 30, 1996 and 1997, the Partnership earned its lease revenues (rental income plus interest income from financing leases) from the following lease obligors:

                                             1996               %                1997                %
                                          ----------        ----------        ----------        ----------
KSG, Inc.                                 $  615,817                12%       $  769,765                16%
Advanced System Applications, Inc.         1,162,425                24           762,221                16
The Gap, Inc.                                695,676                14           695,676                15
Sybron Acquisition Company                   614,372                12           614,372                13
Swiss M-Tex, L.P.                            396,384                 8           390,876                 8
AutoZone, Inc.                               342,791                 7           295,199                 6
Other                                        245,830                 6           292,942                 6
CSK Auto Parts, Inc.                         291,623                 6           291,623                 6
NVRyan L.P.                                  218,667                 4           218,667                 5
United States Postal Service                 101,313                 2           211,229                 4
Bell Atlantic Corporation (formerly
    NYNEX Corporation)                       161,700                 3           161,700                 3
Winn-Dixie Stores, Inc.                       96,352                 2            96,352                 2
                                          ----------        ----------        ----------        ----------
                                          $4,942,950               100%       $4,800,622               100%
                                          ==========        ==========        ==========        ==========

Results for the Partnership's hotel operations of a Holiday Inn in Livonia, Michigan for the nine-month periods ended September 30, 1996 and 1997 are summarized as follows:

                                                    1996                1997
                                                 -----------        -----------
Revenues                                         $ 4,217,754        $ 4,336,803
Fees paid to hotel management company               (107,367)          (127,117)
Other operating expenses                          (2,966,542)        (2,927,986)
                                                 -----------        -----------
Hotel operating income                           $ 1,143,845        $ 1,281,700
                                                 ===========        ===========

Note 5. Property Leased to KSG, Inc.:

In December 1996, KSG, Inc. ("KSG") notified the Partnership that it was exercising an option to purchase its leased property in Hazelwood, Missouri from the Partnership. The exercise price is the greater of $4,698,024 (the Partnership's purchase price for the property in March 1987) or fair market value as encumbered by the lease. The option provides that the sale of the property occur no later than March 8, 1998.

A scheduled rent increase went into effect on April 1, 1997; however, KSG is disputing the methodology used to calculate such rent increase. As a result of this dispute, $105,590 of rents are in arrears. Management believes that this rent arrearage will be collected and has taken legal action to settle the dispute regarding the calculation of the rent increase. For the purposes of determining the option price of the KSG property, fair market value as encumbered by the lease is determined, in part, by estimating future rents for the remaining lease terms including the renewal terms. Accordingly, determination of the exercise price is contingent on resolving the dispute. The carrying value of the KSG property of $4,698,024 has been classified as real estate held for sale at September 30, 1997.

                         CORPORATE PROPERTY ASSOCIATES 7
                       - a California limited partnership

      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)

Note 6. Properties Leased to Swiss M-Tex, L.P.:

The Partnership owns properties in Travelers Rest and Liberty, South Carolina leased to Swiss M-Tex, L.P. ("M-Tex"). As a result of M-Tex's financial difficulties, the Partnership has agreed to enter into a restructuring agreement with M-Tex, as described below. Completion of the agreement is subject to the consent of the M-Tex mortgage lender and a creditor of M-Tex.

Pursuant to the restructuring agreement, M-Tex will be released from its lease obligations on the Liberty property. Beginning October 1, 1997, annual rent for the Travelers Rest property will be $480,000 increasing to $528,000 after five years. Prior to the amendment, M-Tex annual rent was approximately $553,000. Unpaid rents of $176,226 will be forgiven and have been written off.

The Partnership will lend $150,000 to M-Tex. The loan will bear interest at an annual interest rate of 15% and mature no later than October 1, 2000. If the loan has not been repaid by the maturity date, the Partnership will have the option to convert the loan into warrants convertible to a limited partnership interest in M-Tex at an exercise price of $150,000. The percentage ownership under the warrants would be equal to the ratio of $150,000 divided by the sum of $150,000 and M-Tex's partners' capital balance at the time of exercise. The Partnership will also receive warrants convertible to a 37.86% limited partnership interest in M-Tex. The warrants have an exercise price of $850,000, and can only be exercised under certain circumstances. If M-Tex achieves certain operating results, the Partnership will have a put option to sell the warrants back to M-Tex at fair market value. At the end of the lease term, October 1, 2007, M-Tex will have the option to purchase the Travelers Rest property at fair market value.

The Partnership has entered into an agreement to sell the Liberty property for $200,000, subject to the purchaser's ability to obtain financing. In connection with the offer, the Partnership has written down the Liberty property to an estimated net realizable value of $200,000 and incurred a charge of $139,999 on the writedown. The Liberty property has been classified as real estate held for sale at September 30, 1997.


Note 7. Consent Solicitation:

On October 15, 1997, Carey Diversified LLC ("CD(SM)") filed a Consent Solicitation Statement/Prospectus ("consent solicitation") with the United States Securities and Exchange Commission. The General Partners are proposing that the Limited Partners of the nine CPA(R) limited partnerships approve a transaction in which each CPA(R) limited partnership would be merged with a subsidiary partnership of CD(SM), of which CD(SM) is the general partner. As described in the consent solicitation, each limited partner would have the option of either exchanging his or her limited partnership units for an interest in CD(SM) ("Listed Shares") or to retain a limited partnership interest in the subsidiary partnership ("Subsidiary Partnership Units"). If the holders of a majority of the outstanding limited partnership units of the Partnership consent to the transaction, the merger of the Partnership with the corresponding subsidiary partnership of CD(SM) may be consummated. If the transaction is consummated, the General Partners will exchange a portion of their general partnership interests in exchange for Listed Shares. The transaction will not occur unless the CPA(R) Partnerships approving the transaction represent at least $200,000,000 in Total Exchange Value, as defined. There is no assurance that the holders of limited partnership units of the Partnership will consent to the transaction or that the transaction will occur.

If the transaction is completed, the Listed Shares will be listed and publicly traded on the New York Stock Exchange. Subsidiary Partnership Units will provide substantially the same economic interest and legal rights as those of a limited partnership unit in the Partnership, but will not be listed on a securities exchange. Conversion of limited partnership units to Listed Shares or Subsidiary Partnership Units will not result in a taxable event to the limited partners. The risk factors and benefits relating to the proposed transaction are described in the consent solicitation. The General Partners, as well as all the Directors of the Corporate General Partners of the CPA(R) Partnerships, have unanimously approved the proposed transaction.

                         CORPORATE PROPERTY ASSOCIATES 7
                       - a California limited partnership


                 Item 2. - MANAGEMENT'S DISCUSSION OF OPERATIONS

Results of Operations

         Net income for the three-month and nine-month periods ended September 30, 1997 decreased by $912,000 and $634,000, respectively, as compared with the similar periods ended September 30, 1996. Excluding nonrecurring other income items and gains, a noncash charges for the writedown of a property and writeoff of uncollected rents, the decrease in income would have been $452,000 and $341,000 for the comparable three-month and nine-month periods, respectively. The decreases in income, as adjusted, were primarily due to a decrease in lease revenues, an increase in property expenses, and, for the nine-month period, an increase in general and administrative expenses. The effect of these items were partially offset by an increase in hotel operating income.

         The decrease in lease revenues is attributable to the June 30, 1997 expiration of the Partnership's lease with Advanced System Applications, Inc. at the Partnership's property in Bloomingdale, Illinois. In 1994, the Partnership and Advanced System Applications agreed to a termination of the lease in 1997 rather than 2003 in consideration for an increase in annual rents of $1,160,000. Accordingly, the rents earned over the final three lease years were substantially in excess of market rents. To obtain the consent from the mortgage lender for the 1994 lease modification, the Partnership agreed to accelerate the mortgage payments in order to amortize fully the Bloomingdale property mortgage loan before the end of the lease term. As a result, the mortgage loan was paid in March 1996. Had the Partnership not entered into these agreements, the Partnership would have needed to refinance a scheduled balloon payment of $2,303,000 in 1995. In July 1997, the United States Postal Service increased its occupancy of the Bloomingdale property from 34% to 52% of the leasable space. Annual rentals from the Postal Service lease have increased to $363,000, with the Partnership retaining the obligation to pay property costs. The Partnership is actively remarketing the remaining leasable space. Prior to the modification agreements, the Partnership's annual cash flow from the Bloomingdale property was approximately $355,000. If the Partnership is successful in leasing the unoccupied space, future annual cash flow after operating costs could potentially reach or exceed the cash flows achieved prior to the modification agreement.

         In addition to the increased rent from the Postal Service, there was a rent increase on the Partnership's lease with KSG. KSG is disputing the calculation of its rent increase; however, KSG has exercised its purchase option so that the KSG rent increase will not have a significant long-term effect on future operating cash flow. The increase in property expenses was due to the Partnership's obligation, since May 1996, to pay the operating costs of the Bloomingdale property, a writeoff of uncollected rents from Swiss M-Tex, L.P. of $176,000 in the current quarter and a litigation settlement relating to the hotel property of $78,000. The increase in general and administrative expense was due to necessary administrative reimbursements incurred in structuring the proposed transaction described in Note 7 to the Consolidated Financial Statements. The increase in hotel earnings was due to a 10% increase in the average room rate at the Livonia hotel. The occupancy rate was unchanged and operating expenses were stable. Hotel earnings continue to benefit from the current economic conditions in the Detroit metropolitan area. Interest expense also declined as a result of paying off a mortgage loan on the Winn-Dixie Stores, Inc. property in 1996.

         The Partnership is negotiating a restructuring agreement with M-Tex which would decrease annual rent from approximately $553,000 to $480,000. Annual cash flow (rent less mortgage debt service); however, is expected to increase as it is anticipated that the mortgage loan on the M-Tex properties will be paid off.

                         CORPORATE PROPERTY ASSOCIATES 7
                       - a California limited partnership

           Item 2. - MANAGEMENT'S DISCUSSION OF OPERATIONS, Continued

Financial Condition:

         There has been no material change in the Partnership's financial condition since December 31, 1996. Cash provided from operating activities of $3,641,000 was sufficient to pay quarterly distributions to partners of $2,640,000 and scheduled mortgage principal installments of $269,000. The General Partners expect that the Partnership will remain in compliance with the covenants of its unsecured note payable, including those provisions relating to cash flow ratios, even though cash flow has decreased subsequent to the expiration of the Advanced System Applications lease.

         The mortgage loan on the M-Tex properties of $1,714,000 matured in September 1997. The Partnership expects to pay off the loan before the end of the year in connection with executing the proposed restructuring of the M-Tex lease. The M-Tex loan can be paid off using existing cash reserves, if necessary. The Partnership is seeking to extend the maturity of the mortgage loan on the Livonia hotel property, which is due in November 1997. The loan has an outstanding balance of $4,958,000, and the General Partners believe that the prospects for refinancing the loan are favorable.

         Sybron Acquisition Company has a purchase option which can be exercised in 1998. The option provides a purchase price for the Sybron properties at the greater of fair market value or the Partnership's purchase price for the properties. If the option is exercised, the Partnership would receive proceeds, after paying off the Sybron mortgage loan, of no less than $2,797,000. Annual cash flow from the Sybron properties is $352,000. The Partnership has not received any indication from Sybron whether it intends to exercise its option. If the option is not exercised the initial lease term will expire in 2013. KSG, Inc. has exercised its option to purchase its leased property by no later than March 8, 1998. As more fully described in Note 5 to the Consolidated Financial Statements, KSG is disputing the methodology used in calculating its 1997 rent increase. As the fair market value option price is based, in part, on future rental cash flows, sale of the property to KSG may be delayed until the dispute is settled.

         In connection with a Holiday Inn product improvement plan, the Partnership anticipates that it will be required to make certain improvements to the hotel property in order to retain its Holiday Inn affiliation. The amount required for such improvements has not yet been determined.

         As more fully described in Note 7 to the Consolidated Financial Statements, the General Partners have distributed to Limited Partners a consent solicitation which proposes an exchange of limited partnership units for securities in a publicly-traded limited liability company. The exchange would not result in a taxable event to the limited partners, and the General Partners believe that this proposed transaction will provide limited partners with liquidity on a tax-effective basis. There is no assurance that the proposed transaction will be completed.

                         CORPORATE PROPERTY ASSOCIATES 7
                       - a California limited partnership

                                     PART II

Item 6. - EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits:

                  None

         (b)      Reports on Form 8-K:

                  During the quarter ended September 30, 1997 the Partnership was not required to file any reports on Form 8-K.

                         CORPORATE PROPERTY ASSOCIATES 7
                       - a California limited partnership

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    CORPORATE PROPERTY ASSOCIATES 7
                                    - a California limited partnership

                                    By: SEVENTH CAREY CORPORATE PROPERTY, INC.



           11/07/97                 By: /s/ Steven M. Berzin
           --------                     --------------------
             Date                           Steven M. Berzin
                                            Executive Vice President and
                                            Chief Financial Officer
                                            (Principal Financial Officer)



           11/07/97                 By: /s/ Claude Fernandez
           --------                     --------------------
             Date                           Claude Fernandez
                                            Executive Vice President and
                                            Chief Administrative Officer
                                            (Principal Accounting Officer)