Form 10-K405
period 1997-12-31
CORPORATE PROPERTY ASSOCIATES 7
filed 1998-03-27
CIK 789459

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the quarterly period ended December 31, 1997

                                       or

[ ] TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from _____________________ to ________________________

Commission file number 0-15778

        CORPORATE PROPERTY ASSOCIATES 7, a California limited partnership
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          CALIFORNIA                                             13-3327950
--------------------------------------------------------------------------------
(State or other jurisdiction                                  (I.R.S. Employer
of incorporation or organization)                            Identification No.)

50 ROCKEFELLER PLAZA, NEW YORK, NEW YORK                                10020
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code (212) 492-1100

Securities registered pursuant to Section 12(b) of the Act:

        Title of each class            Name of each exchange on which registered

              NONE                                         NONE
------------------------------------        ------------------------------------

------------------------------------        ------------------------------------

           Securities registered pursuant to Section 12(g) of the Act:

                          SUBSIDIARY PARTNERSHIP UNITS
--------------------------------------------------------------------------------
                                (Title of Class)


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

      Indicate by check mark if disclosure of deliquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-K or any amendment to this Form 10-K.   [ X ]

      Aggregate market value of the voting stock held by non-affiliates of
Registrant: There is no active market for Subsidiary Partnership Units.

                                     PART I

Item 1.     Business.

            Registrant is engaged in the business of investing in commercial and industrial real estate properties which are net leased to commercial and industrial entities. Registrant was organized as a California limited partnership on February 3, 1986. Effective January 1, 1998 the General Partner of Registrant is Carey Diversified LLC ("Carey Diversified"). Seventh Carey Corporate Property, Inc., a Delaware corporation, and William Polk Carey were formerly the Corporate General Partner and Individual Partner, respectively. Carey Diversified is also Corporate General Partner of, Corporate Property Associates ("CPA(R):1"), Corporate Property Associates 2 ("CPA(R):2"), Corporate Property Associates 3 ("CPA(R):3"), Corporate Property Associates 4, a California limited partnership ("CPA(R):4"), Corporate Property Associates 5 ("CPA(R):5"), Corporate Property Associates 6 - a California limited partnership ("CPA(R):6"), Corporate Property Associates 8, L.P., a Delaware limited partnership ("CPA(R):8"), Corporate Property Associates 9, L.P., a Delaware limited partnership ("CPA(R):9"). Registrant has entered into an agreement with Carey Management LLC ("Carey Management") pursuant to which Carey Management performs a variety of management services for Registrant.

            Registrant has two industry segments, the investment in and the leasing of industrial and commercial real estate and the operation of a hotel business which was assumed subsequent to a lease termination. In 1998, the Registrant leased the hotel to an affiliate. See Selected Financial Data in Item 6 and Management's Discussion and Analysis in Item 7 for a summary of Registrant's operations. Also see the material contained in the Prospectus under the heading INVESTMENT OBJECTIVES AND POLICIES.

            The properties owned by Registrant are described in Item 2. Registrant's net proceeds from the public offering, less a working capital reserve, have been fully invested in net leased commercial and industrial real estate (except as described above) since March 31, 1989, the date of Registrant's final real estate acquisition.

            For the year ended December 31, 1997, revenues from property occupied by lease obligors which accounted for 10% or more of the revenues of the industrial and commercial real estate segment of Registrant were as follows:
Advanced System Applications, Inc. ("ASA") 12%, The Gap, Inc., 15%; KSG, Inc. ("KSG") 17% and Sybron International Corporation ("Sybron") 13%. No other property owned by Registrant accounted for 10% or more of its total leasing revenue during 1997. Revenues from the industrial and commercial real estate segment represent approximately 49% of total revenues. The ASA lease expired in 1997. The United States Postal Service currently leases 52% of the leaseable space at the property. For the year ended December 31, 1997, revenue for the hotel business segment was $5,915,000 (approximately 47% of total revenues). Effective in 1998, the hotel operation will be operated by Livho, Inc., an affiliate which has entered into a 10 year lease with Registrant to lease and operate the hotel.

            The ASA and Livonia, Michigan hotel properties, substantially all of Registrant's properties are leased to corporate tenants under net leases. A net lease generally requires tenants to pay all operating expenses relating to the leased properties including maintenance, real estate taxes, insurance and utilities which under other forms of leases are often paid by the lessor. Lessees are required to include Registrant as an additional insured party on all insurance policies relating to the leased properties. In addition, substantially all of the net leases include indemnification provisions which require the lessees to indemnify Registrant and the General Partners for liabilities on all matters related to the leased properties. Registrant believes that the insurance and indemnity provided on its behalf by its lessees provides adequate coverage for property damage and any liability claims which may arise against Registrant's ownership interests. In addition to the insurance and indemnification provisions of the leases, Registrant has contingent property and liability insurance on its leased properties and primary property and liability coverages on the properties operated by Registrant which Management believes to be adequate. To the extent that any lessees are not financially able to satisfy indemnification obligations which exceed insurance reimbursements, Registrant may incur the costs necessary to repair property and settle liabilities.

            Two of Registrant's lessees have purchase options which are exercisable as follows: 1997 - KSG, and 1998 - Sybron. The purchase options are all exercisable at the higher of (i) the Partnership's purchase cost for the properties and any prepayment charge that Registrant would incur in paying off the mortgage loans on the properties or (ii) the fair market values of the properties as encumbered by their leases.

In December 1996, KSG notified Registrant that it was exercising its option. The KSG sale was initially scheduled to close no later than March 8, 1998; however, due to a dispute regarding the calculation of a 1997 increase, Registrant and KSG have not reached an agreement on the exrcise price.

            Since Registrant's objective has been to invest in properties which are occupied by a single corporate tenant subject to long-term net leases backed by the credit of the corporate lessee, Registrant's properties are not generally subject to competitive conditions of local and regional real estate markets. In selecting its real estate investments, Registrant's strategy has been to identify properties which included operations judged to be of material importance to the lessee so that the lessee would be more likely to extend its lease beyond the initial term. Because Registrant may be affected by the financial conditions of its lessees rather than the competitive conditions of the real estate marketplace, Registrant's strategy has been to diversify its investments among tenants, property types and industries in addition to achieving geographical diversification. Registrant has not been fully insulated from the competitive conditions of the real estate market due to the termination of its master lease with Yellow Front Stores, Inc. ("Yellow Front") in 1990 and the restructuring of the NVR, Inc. ("NVR") lease in 1993 which resulted in NVR vacating three properties. Except for properties which were sold, all of the former Yellow Front properties are leased.

            As described above, lessees retain the obligation for the operating expenses of their leased properties so that, other than rental income, there are no significant operating data reportable on Registrant's leased properties. Current rental income is reported in Note 9 to the Financial Statements in Item
8. As discussed in Registrant's Management's Discussion and Analysis in Item 7, Registrant's leases generally provide for periodic rent increases which are either stated and negotiated at the inception of the lease or based on formulas indexed to increases in the Consumer Price Index. The initial terms of Registrant's leases are scheduled to expire between 1997 and 2014. Except for some of the leases to tenants of properties formerly leased to Yellow Front and NVR, no initial term will expire until 2003. Leases generally include renewal terms at the option of the tenant which renewals are 5 or 10 years per renewal term.

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

            On October 16, 1997, Registrant distributed a Consent Solicitation Statement/Prospectus to the Limited Partners that described a proposal to consolidate Registrant with the other CPA(R) Partnerships. Proposals that each of the nine CPA(R) limited partnerships be merged with a corresponding subsidiary partnership of Carey Diversified, of which Carey Diversified is the general partner, were approved by the Limited Partners of all nine of the CPA(R) limited partnerships. Each limited partner had the option of either exchanging his or her limited partnership interest for an interest in Carey Diversified ("Listed Shares") or to retain a limited partnership interest in the subsidiary partnership ("Subsidiary Partnership Units"). On January 1, 1998, 2,187 holders representing 44,197 of the 45,209 limited partnership units exchanged such units for 2,448,072 Listed Shares with 42 holders with the remaining 1,012 limited partnership units exchanging such units for Subsidiary Partnership Units. The former General Partners received 45,887 Listed Shares for their interest in their share of the appreciation in Registrant properties.

            The Listed Shares are listed on the New York Stock Exchange. The Subsidiary Partnership Units provide substantially the same economic interest and legal rights as those of a limited partnership unit in Registrant prior to the Consolidation, but are not listed on a securities exchange. A liquidating distribution to holders of Subsidiary Partnership Units will be made after an appraisal of Registrant's properties. The date of such an appraisal is to be no later than December 31, 2001.

            Registrant does not have any employees. Carey Management, an affiliate of the General Partner of Registrant, performs accounting, secretarial and transfer services for Registrant. Chase Mellon Shareholder Services, Inc. performs certain transfer services for Registrant and The Chase Manhattan Bank performs certain banking services for Registrant. In addition, Registrant has entered into an agreement with Carey Management pursuant to which Carey Management provides certain management services for Registrant.

            Registrant's management company has responsibility for maintaining Registrant's books and records. An affiliate of the management company services the computer systems used in maintaining such books and records. In its preliminary assessment of Year 2000 issues, the affiliate believes that such issues will not have a material effect on Registrant's operations; however, such assessment has not been completed. Registrant relies on its bank and transfer agent for certain computer related services and has initiated discussions to determine whether they are addressing Year 2000 issues that might affect Registrant.


Item 2.     Properties:

   LEASE                                                                                       TYPE OF OWNERSHIP
  OBLIGOR                  TYPE OF PROPERTY                   LOCATION                              INTEREST
  -------                  ----------------                   --------                         -----------------
BELL ATLANTIC              Office and Service                 Milton, Vermont                  Ownership of land
CORPORATION                Facility                                                            and building

THE GAP, INC.              Distribution                       Erlanger, Kentucky               Ownership of land
                           Center                                                              and building

SWISS M-TEX, L.P.          Manufacturing                      Travelers Rest                   Ownership of land
                           Facilities                         South Carolina                   and buildings

KSG, INC.                  Manufacturing,                     Hazelwood,                       Ownership of land
                           Warehouse and                      Missouri                         and building
                           Distribution Facility

LIVHO, INC.                Hotel Complex                      Livonia,                         Ownership of a
                                                              Michigan                         65.5172% interest
                                                                                               in land and building (1)

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

Various Lease              Retail Stores                      Scottsdale, Casa                 Ownership of land
Obligors including         -9 locations                       Grande, Apache                   and buildings
CSK AUTO, INC.                                                Junction, Glendale
                                                              and Mesa, Arizona;
                                                              Silver City, New Mexico;
                                                              Denver, Colorado;
                                                              Colville, Washington

   LEASE                                                                                       TYPE OF OWNERSHIP
  OBLIGOR                  TYPE OF PROPERTY                   LOCATION                              INTEREST
  -------                  ----------------                   --------                         -----------------
WINN DIXIE                 Retail Store                       Bay Minette,                     Ownership of a
STORES, INC.                                                  Alabama                          building and a
                                                                                               leasehold interest
                                                                                               in land

UNITED STATES              Office Building                    Bloomingdale,                    Ownership of a
POSTAL SERVICE                                                Illinois                         33.64% interest in
                                                                                               land and building

SYBRON                     Office and                         Romulus, Michigan;               Ownership of a
INTERNATIONAL              Manufacturing                      Dubuque, Iowa;                   24.74% interest in
CORPORATION                Facilities                         Portsmouth,                      land and buildings
                           -5 locations                       New Hampshire;                   (1)
                                                              Penfield, New York;
                                                              Glendora,
                                                              California

NVR, INC.                  Manufacturing                      Thurmont,                        Ownership of a
                           Facilities                         Maryland and                     37.037% interest in
                           -2 locations                       Farmington,                      land and buildings
                                                              New York

HOTEL CORPORATION          Hotel Complex                      Topeka,                          50% ownership of a
OF AMERICA                                                    Kansas                           limited partnership
                                                                                               which owns land and
                                                                                               building (1)

ALLIED PLYWOOD,            Manufacturing                      Manassas,                        Ownership of a
INC.                       Facility                           Virginia                         37.037% interest in
                                                                                               land and buildings

STAIRPANS, INC.            Manufacturing                      Fredricksburg,                   Ownership of a
                           Facility                           Virginia                         37.037% interest in
                                                                                               land and building

(1)   These properties are encumbered by mortgage notes payable.
(2)   The property is operated by Registrant.
(3)   Ownership of building with ground lease of land.

            The material terms of Registrant's leases with its significant tenants are summarized in the following table:

                  Partnership's
                      Share                        Current      Lease
Lease              of Current         Square       Rent Per     Expiration    Renewal   Ownership              Terms of
Obligor            Annual Rents       Footage      Sq.Ft.(1)    (Mo/Year)     Terms     Interest               Purchase Option
-----------        ------------       -------      ---------    ---------     -------   ---------------        ---------------
The Gap,           $  952,749         362,750      $ 2.63        2/03         YES       100%                   The greater of
Inc.                                                                                                           fair market value
                                                                                                               and $8,776,600.

KSG, Inc.           1,132,310 (3)     148,100        7.65        3/12         YES       100%                   The greater of
                                                                                                               fair market value
                                                                                                               and $4,697,920.

Sybron                819,162         705,900        4.69       12/13         YES       24.74% interest;       The greater of
International                                                                           remaining interest     fair market value and
Corporation (4)                                                                         owned by Corporate     $6,212,214 and any
                                                                                        Property Associates    prepayment
                                                                                        8 ("CPA(R):8")         premium. (2)


Swiss                 480,000         181,800        2.64        8/07         YES       100%                   Fair market value.
M-Tex,
L.P.


NVRyan,               270,042         179,741        4.06        3/14         YES       37.037% interest;      N/A
L.P.                                                                                    remaining interest
                                                                                        owned by CPA(R):8

AutoZone,             393,598          70,425        5.59       10/03-8/12    YES       NO                     N/A
Inc.

U.S. Postal           366,670          60,320       18.07        4/06         NO        33.64% interest;       N/A
Service                                                                                 remaining interest
                                                                                        owned by CPA(R):8

Bell                  229,717          30,624        7.50        2/03         YES       100%                   Fair market value.
Atlantic
Corporation

(1) Represents rate for rent per square foot when combined with rents applicable to tenants-in-common.
(2) Each of the five properties is subject to a separate purchase option. Amount presented represents aggregate for all options.
(3) A portion of rent is variable based on changes in debt service requirements on the mortgage loan.
(4)   This property is encumbered by a limited recourse mortgage.

Item 3.     Legal Proceedings.

            As of the date hereof, Registrant is not a party to any material pending legal proceedings.

Item 4.     Submission of Matters to a Vote of Security Holders.

            Information with respect to matters submitted to a vote of security holders during the fourth quarter of the year ended December 31, 1997 is hereby incorporated by reference to page 28 of Registrant's Annual Report contained in Appendix A.

                                     PART II

Item 5.     Market for Registrant's Common Equity and Related
                  Stockholder Matters.

            Information with respect to Registrant's common equity is hereby incorporated by reference to page 28 of Registrant's Annual Report contained in Appendix A.

Item 6.     Selected Financial Data.

            Selected Financial Data are hereby incorporated by reference to page 1 of Registrant's Annual Report contained in Appendix A.

Item 7.     Management's Discussion and Analysis of Financial Condition
                  and Results of Operations.

            Management's Discussion and Analysis are hereby incorporated by reference to pages 2 to 4 of Registrant's Annual Report contained in Appendix A.

Item 8.     Consolidated Financial Statements and Supplementary Data.

            The following financial statements and supplementary data are hereby incorporated by reference to pages 5 to 21 of Registrant's Annual Report contained in Appendix A:

(i)   Report of Independent Accountants.
(ii)  Consolidated Balance Sheets as of December 31, 1996 and 1997.
(iii) Consolidated Statements of Income for the years ended December 31, 1995, 1996 and 1997.
(iv) Consolidated Statements of Partners' Capital for the years ended December 31, 1995, 1996 and 1997.
(v) Consolidated Statements of Cash Flows for the years ended December 31, 1995, 1996 and 1997.
(vi)  Notes to Consolidated Financial Statements.

Item 9.     Disagreements on Accounting and Financial Disclosure.

            NONE

                                    PART III

Item 10.    Directors and Executive Officers of the Registrant.

            Registrant has no officers or directors. The directors and executive officers of the General Partner, Carey Diversified LLC, are as follows:

                                                                             Has Served as a
                                                                             Director and/or
     Name                     Age         Positions Held                     Officer Since (1)
     ----                     ---         --------------                     -----------------
Francis J. Carey              72     Chairman of the Board                          1/98
                                     Chief Executive Officer
                                     Director

William Polk Carey            67     Chairman of the Executive Committee            1/98
                                     Director

Steven M. Berzin              47     Vice Chairman                                  1/98
                                     Chief Legal Officer
                                     Director

Gordon F. DuGan               31     President                                      1/98
                                     Chief Acquisitions Officer
                                     Director

Donald E. Nickelson           64     Chairman of the Audit Committee                1/98
                                     Director

Eberhard Faber, IV            61     Director                                       1/98

Barclay G. Jones III          37     Director                                       1/98

Lawrence R. Klein             77     Director                                       1/98

Charles C. Townsend, Jr.      69     Director                                       1/98

Reginald Winssinger           55     Director                                       1/98

Claude Fernandez              45     Executive Vice President                       1/98
                                     - Financial Operations

John J. Park                  33     Executive Vice President                       1/98
                                     Chief Financial Officer
                                     Treasurer

H. Augustus Carey             40     Senior Vice President                          1/98
                                     Secretary

Samantha K. Garbus            29     Vice President - Asset Management              1/98

Susan C. Hyde                 29     Vice President - Shareholder Services          1/98

Robert C. Kehoe               37     Vice President - Accounting                    1/98

Edward V. LaPuma              24     Vice President - Acquisitions                  1/98

            William Polk Carey and Francis J. Carey are brothers. H. Augustus Carey is the nephew of William Polk Carey and the son of Francis J. Carey.

            A description of the business experience of each officer and director of the Corporate General Partner is set forth below:

            Francis J. Carey, Chairman of the Board, Chief Executive Officer and Director, was elected President and a Managing Director of W. P. Carey & Co. ("W.P. Carey") in April 1987, having served as a Director since its founding in 1973. Prior to joining the firm full-time, he was a senior partner in Philadelphia, head of the Real Estate Department nationally and a member of the executive committee of the Pittsburgh based firm of Reed Smith Shaw & McClay, counsel for Registrant, the General Partners, the CPA(R) Partnerships, W.P. Carey and some of its affiliates. He served as a member of the Executive Committee and Board of Managers of the Western Savings Bank of Philadelphia from 1972 until its takeover by another bank in 1982 and is former chairman of the Real Property, Probate and Trust Section of the Pennsylvania Bar Association. Mr. Carey served as a member of the Board of Overseers of the School of Arts and Sciences of the University of Pennsylvania from 1983 through 1990. He has also served as a member of the Board of Trustees of the Investment Program Association since 1990 and on the Business Advisory Council of the Business Council for the United Nations since 1994. He holds A.B. and J.D. degrees from the University of Pennsylvania.

            Gordon F. DuGan, President, Chief Acquisitions Officer and Director, was elected Executive Vice President and a Managing Director of W.P. Carey in June 1997. Mr. Dugan rejoined W.P. Carey as Deputy Head of Acquisitions in February 1997. Mr. Dugan was until September 1995 a Senior Vice President in the Acquisitions Department of W.P. Carey. Mr. Dugan joined W.P. Carey as Assistant to the Chairman in May 1988, after graduating from the Wharton School at the University of Pennsylvania where he concentrated in Finance. From October 1995 until February 1997, Mr. Dugan was Chief Financial Officer of Superconducting Core Technologies, Inc., a Colorado-based wireless communications equipment manufacturer.

            Steven M. Berzin, Vice Chairman, Chief Legal Officer and Director, was elected Executive Vice President, Chief Financial Officer, Chief Legal Officer and a Managing Director of W.P. Carey in July 1997. From 1993 to 1997, Mr. Berzin was Vice President - Business Development of General Electric Capital Corporation in the office of the Executive Vice President and, more recently, in the office of the President, where he was responsible for business development activities and acquisitions. From 1985 to 1992, Mr. Berzin held various positions with Financial Guaranty Insurance Company, the last two being Managing Director, Corporate Development and Senior Vice President and Chief Financial Officer. Mr. Berzin associated with the law firm of Cravath, Swaine & Moore from 1978 to 1985 and from 1976 to 1977, he served as law clerk to the Honorable Anthony M. Kennedy, then a United States Circuit Judge. Mr. Berzin received a B.A. and M.A. in Applied Mathematics from Harvard University, a B.A. in Jurisprudence and an M.A. from Oxford University and a J.D. from Harvard Law School..

            Donald E. Nickelson, Chairman of the Audit Committee and Director, serves as Chairman of the Board and a Director of Greenfield Industries, Inc. and a Director of Allied Healthcare Products, Inc. Mr. Nickelson is Vice-Chairman and a Director of the Harbor Group, a leverage buy-out firm. He is also a Director of Sugen Corporation and D.T.I. Industries, Inc. and a Trustee of mainstay Mutual Fund Group. From 1986 to 1988, Mr. Nickelson was President of PaineWebber Incorporated; from 1988 to 1990, he was President of the PaineWebber Group; and from 1980 to 1993 a Director. Prior to 1986, Mr. Nickelson served in various capacities with affiliates of PaineWebber Incorporated and its predecessor firm. From 1988 to 1989, Mr. Nickelson was a Director of a diverse group of corporations in the manufacturing, service and retail sectors, including Wyndham Baking Co., Inc., Hoover Group, Inc., Peebles, Inc. and Motor Wheel Corporation. He is a former Chairman of National Car Rentals, inc. Mr. Nickelson is also a former Director of the Chicago Board Options Exchange and is the former Chairman of the Pacific Stock Exchange.

            William Polk Carey, Chairman of the Executive Committee and Director, has been active in lease financing since 1959 and a specialist in net leasing of corporate real estate property since 1964. Before founding W.P. Carey in 1973, he served as Chairman of the Executive Committee of Hubbard, Westervelt & Mottelay (now Merrill Lynch Hubbard), head of Real Estate and Equipment Financing at Loeb Rhoades & Co. (now Lehman Brothers), head of Real Estate and Private Placements, Director of Corporate Finance and Vice Chairman of the Investment Banking Board of duPont Glore Forgan Inc. A graduate of the University of Pennsylvania's Wharton School of Finance and Commerce, Mr. Carey is a Governor of the National Association of Real Estate Investment Trusts (NAREIT). He also serves on the boards of The Johns Hopkins University, The James A. Baker III Institute for Public Policy at Rice University, Templeton College of

Oxford University and other educational and philanthropic institutions. He founded the Visiting Committee to the Economics Department of the University of Pennsylvania and co-founded with Dr. Lawrence R. Klein the Economics Research Institute at that University. Mr. Carey is also a Director of CPA(R):10, CIP(TM) and CPA(R):12.

            Eberhard Faber IV, is currently a Director of PNC Bank, N.A., Chairman of the Board and Director of the newspaper Citizens Voice, a Director of Ertley's Motorworld, Inc., Vice-Chairman of the Board of King's College and a Director of Geisinger Wyoming Valley Hospital. Mr. Faber served as Chairman and Chief Executive Officer of Eberhard Faber, Inc., from 1973 to 1987. Mr. Faber also served as the Director of the Philadelphia Federal Reserve Bank, including service as the Chairman of its Budget and Operations Committee from 1980 to 1986. Mr. Faber has served on the boards of several companies, including First Eastern bank from 1980 to 1993.

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

            Lawrence R. Klein, Director, is Benjamin Franklin Professor of Economics Emeritus at the University of Pennsylvania, having joined the faculty of Economics and the Wharton School in 1958. He holds earned degrees from the University of California at Berkeley and Massachusetts Institute of Technology and has been awarded the Nobel Prize in Economics as well as over 20 honorary degrees. Founder of Wharton Econometric Forecasting Associates, Inc., Dr. Klein has been counselor to various corporations, governments, and government agencies including the Federal Reserve Board and the President's Council of Economic Advisers.

            Charles C. Townsend, Jr., Director, currently is an Advisory Director of Morgan Stanley & Co., having held such position since 1979. Mr. Townsend was a Partner and a Managing Director of Morgan Stanley & Co. from 1963 to 1978 and served as Chairman of Morgan Stanley Realty Corporation from 1977 to 1982. Mr. Townsend holds a B.S.E.E. from Princeton University and an M.B.A. from Harvard University. Mr. Townsend serves as Director of CIP(TM) and CPA(R)14.

            Reginald Winssinger, Director, is currently Chairman of the Board and Director of Horizon Real Estate Group, Inc. Mr. Winssinger has managed portfolios of diversified real estate assets exceeding $500 million throughout the United States for more than 20 years. Mr. Winssinger is active in the planning and development of major land parcels and has developed 20 commercial properties. Mr. Winssinger is a native of Belgium with more than 25 years of real estate practice, including 10 years based in Brussels, overseeing appraisals, construction and management. Mr. Winssinger holds a B.S. in Geography from the University of California at berkeley and received a degree in Appraisal and Survey in Belgium. Mr. Winssinger presently serves as Honorary Belgium Consul to the State of Arizona, a position he has held since 1991.

            Claude Fernandez, Executive Vice President - Financial Operations, joined W.P. Carey in 1983. Previously associated with Coldwell Banker, Inc. for two years and with Arthur Andersen & Co., he is a Certified Public Accountant. Mr. Fernandez received a B.S. degree in accounting from New York University in 1975 and his M.B.A. in Finance from Columbia University Graduate School of Business in 1981.

            John J. Park, Executive Vice President, Chief Financial Officer and Treasurer, joined W.P. Carey as an Investment Analyst in December 1987. Mr. Park received his undergraduate degree from Massachusetts Institute of Technology and his M.B.A. in Finance from New York University.

            H. Augustus Carey, Senior Vice President and Secretary, returned to W.P. Carey in 1988 and is President of W.P. Carey's broker-dealer subsidiary. Mr. Carey previously worked for W.P. Carey from 1979 to 1981 as Assistant to the President. Prior to rejoining W.P. Carey, Mr. Carey served as a loan officer of the North American Department of Kleinwort Benson Limited in London, England. He received an A.B. from Amherst College in 1979 and an M.Phil. in Management Studies from Oxford University in 1984. Mr. Carey is a trustee of the Oxford Management Centre Associates Council.

            Samantha K Garbus, Vice President - Director of Asset Management, became a Second Vice President of W.P. Carey in April 1995 and a Vice President in April 1997. Ms. Garbus joined W. P. Carey as a Property Management Associate in January 1992. Ms. Garbus received a B.A. in History from Brown University in May 1990 and an M.B.A. from the Stern School of New York University in January 1997.

            Susan C. Hyde, Vice President - Director of Shareholder Services, joined W. P. Carey in 1990, became a Second Vice President in April 1995 and a Vice President in April 1997. Ms. Hyde graduated from Villanova University in 1990 where she received a B.S. in Business Administration with a concentration in Marketing and a B.A. in English.

            Robert C. Kehoe, Vice President - Accounting, joined W.P. Carey as a Senior Accountant in 1987. Mr. Kehoe became a Second Vice President of W. P. Carey in April 1992 and a Vice President in July 1997. Prior to joining the company, Mr. Kehoe was associated with Deloitte, Haskins & Sells for three years and was Manager of Financial Controls at CBS Educational and Professional Publishing for two years. Mr. Kehoe received a B.S. in Accounting from Manhattan College in 1982 and an M.B.A. in Finance from Pace University in 1993.

            Edward V. LaPuma, Vice President - Acquisitions, joined W. P. Carey as an Assistant to the Chairman in July 1995, became a Second Vice President in July 1996 and a Vice President in April 1997. A graduate of the University of Pennsylvania, Mr. LaPuma received a B.A. in Global Economic Strategies from The College of Arts and Sciences and a B.S. in Economics with a Concentration in Finance from the Wharton School.

Item 11.    Executive Compensation.

            Until January 1, 1998, under the Amended Agreement of Limited Partnership of Registrant (the "Agreement"), 5% of Distributable Cash From Operations, as defined, was payable to the former Corporate General Partner and 1% of Distributable Cash From Operations was payable to the Individual General Partner. The former Corporate General Partner and the former Individual General Partner received $176,122 and $35,225, respectively, from Registrant as their share of Distributable Cash From Operations during the year ended December 31, 1997. As owner of 100 Limited Partnership Units, the former Corporate General Partner received cash distributions of $7,831 ($78.31 per Unit) during the year ended December 31, 1997. See Item 6 for the net income allocated to the General Partners under the Agreement. Registrant is not required to pay, and has not paid, any remuneration to the officers or directors of the former Corporate General Partner or any other affiliate of Registrant during the year ended December 31, 1997.

            In the future, a special limited partner, Carey Management LLC, will receive 5% of Distributable Cash From Operations, and William Polk Carey, the former Individual General Partner will receive, as a special limited partner, 1% of Distributable Cash From Operations and each will be allocated the same percentage of the profits and losses of Registrant.

Item 12.    Security Ownership of Certain Beneficial Owners and
                  Management.

            As of December 31, 1997, no person owned of record or was known by Registrant to own beneficially more than 5% of the Registrant.

            The following table sets forth as of March 25, 1998 certain information as to the ownership by directors and executive officers of securities of Registrant:

                                                           Number of Units
                                 Name of                    and Nature of             Percent
Title of Class              Beneficial Owner             Beneficial Ownership         of Class
--------------              ----------------             --------------------         --------
Listed Shares               William Polk Carey
                            Francis J. Carey
                            Steven M. Berzin
                            Gordon F. DuGan
                            Donald E. Nickelson
                            Eberhard Faber IV
                            Barclay G. Jones III
                            Lawrence R. Klein
                            Charles C. Townsend, Jr.
                            Reginald Winssinger
                            John J. Park
                            Claude Fernandez
                            H. Augustus Carey
                            Samantha K. Garbus
                            Susan C. Hyde
                            Robert C. Kehoe
                            Edward V. LaPuma

All executive officers
and directors as a
group (17 persons)

            In connection with Consolidation of Registrant into Carey Diversified LLC, effective January 1, 1998, no officer or director, other than William Polk Carey, owns a direct interest in Registrant. William Polk Carey owns a 1% interest in Registrant as a special limited partner and has a controlling interest in Carey Management LLC which owns a 5% interest in Registrant as a special limited partner. Effective January 1, 1998, Carey Diversified owns an approximate 92% interest in Registrant.

            There exists no arrangement, known to Registrant, the operation of which may at a subsequent date result in a change of control of Registrant.

Item 13.    Certain Relationships and Related Transactions.

            For a description of transactions and business relationships between Registrant and its affiliates and their directors and officers, see Notes 2 and 3 to the Consolidated Financial Statements in Item 8. Michael B. Pollack, Senior Vice President and Secretary, until July 1997, of the former Corporate General Partner, is a partner of Reed Smith Shaw & McClay which is engaged to perform legal services for Registrant.

            No officer or director of the Corporate General Partner, W.P. Carey or any other affiliate of Registrant or any member of the immediate family or associated organization of any such officer or director was indebted to Registrant at any time since the beginning of Registrant's last fiscal year.

                                     PART IV

Item 14.    Exhibits, Financial Statement Schedules and Reports on
                  Form 8-K


(a)   1.    Consolidated Financial Statements:

            The following consolidated financial statements are filed as a part of this Report:

Report of Independent Accountants.

Consolidated Balance Sheets, December 31, 1996 and 1997.

Consolidated Statements of Income for the years ended December 31, 1995, 1996 and 1997.

Consolidated Statements of Partners' Capital for the years ended December 31, 1995, 1996 and 1997.

Consolidated Statements of Cash Flows for the years ended December 31, 1995, 1996 and 1997.

Notes to Consolidated Financial Statements.

The financial statements are hereby incorporated by reference to pages 5 to 21 of Registrant's Annual Report contained in Appendix A.

(a)   2.    Financial Statement Schedule:

            The following schedule is filed as a part of this Report:

Schedule III -Real Estate and Accumulated Depreciation as of December 31, 1997.

Notes to Schedule III.

Schedule III and notes thereto are hereby incorporated by reference to pages 22 to 25 of Registrant's Annual Report contained in Appendix A.

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

Exhibit                                                                                        Method of
  No.                Description                                                                Filing
-------              -----------                                                               ---------
 2.1             Agreement of Sale dated December 12, 1995 between                      Filed as Exhibit 2.1 to
                 Corporate Property Associates 7, the seller, and Crab                  Registrant's Amended Form
                 House, Inc., as buyer.                                                 8-K dated December 20, 1995

 2.2             Assigned Agreement  dated December 19, 1995 Crab                       Filed as Exhibit 2.2 to
                 House, Inc., Assignor, and U. S. Restaurant Properties                 Registrant's Amended Form
                 Operating L. P., Assignee                                              8-K dated December 20, 1995

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
                 D. and Jimmy S. Snyder, as Fee Owner.

Exhibit                                                                                        Method of
  No.                Description                                                                Filing
-------              -----------                                                               ---------
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

Exhibit                                                                                        Method of
  No.                Description                                                                Filing
-------              -----------                                                               ---------
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

10.13            Lease Agreement dated as of August 28, 1987                            Filed as Exhibit 10.4
                 between Registrant, as Landlord, and Auto                              to Registrant's Form 8-K
                 Shack, as Tenant, for Baton Rouge, Louisiana property.                 dated September 9, 1987

Exhibit                                                                                        Method of
  No.                Description                                                                Filing
-------              -----------                                                               ---------
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

Exhibit                                                                                        Method of
  No.                Description                                                                Filing
-------              -----------                                                               ---------
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

28.20            Seller's Certificate dated August 24, 1987                             Filed as Exhibit 28.4
                 from E.T.C. to Registrant.                                             to Registrant's Form 8-K
                                                                                        dated September 9, 1987

Exhibit                                                                                        Method of
  No.                Description                                                                Filing
-------              -----------                                                               ---------
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

Exhibit                                                                                        Method of
  No.                Description                                                                Filing
-------              -----------                                                               ---------
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

28.48            Seller/Lessee's Certificate dated                                      Filed as Exhibit 28.1(B)
                 December 21, 1988 from Barnstead Thermolyne                            to Registrant's Form 8-K
                 Corporation to Registrant and CPA(R):8.                                dated January 5, 1989

Exhibit                                                                                        Method of
  No.                Description                                                                Filing
-------              -----------                                                               ---------
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

28.61            Bill of Sale dated December 21, 1988 from                              Filed as Exhibit 28.3(E)
                 Nalge Company to Registrant and CPA(R):8.                              to Registrant's Form 8-K

Exhibit                                                                                        Method of
  No.                Description                                                                Filing
-------              -----------                                                               ---------
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

Exhibit                                                                                        Method of
  No.                Description                                                                Filing
-------              -----------                                                               ---------
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

28.80            Supplement dated March 30, 1987                                        Filed as Exhibit 28.80
                 to Prospectus dated April 25, 1986.                                    to Registrant's Form 10-KA
                                                                                        dated September 24, 1994

28.81            Supplement dated April 27, 1987                                        Filed as Exhibit 28.81
                 to Prospectus dated April 25, 1986.                                    to Registrant's Form 10-KA
                                                                                        dated September 24, 1994

28.82            Supplement dated July 14, 1987                                         Filed as Exhibit 28.82
                 to Prospectus dated April 25, 1986.                                    to Registrant's Form 10-KA
                                                                                        dated September 24, 1994

      (b)   Reports on Form 8-K

            The Registrant filed a report on Form 8-K dated January 1, 1998 pursuant to Item 5 -Other Events (EX-99.1 Press Release From W.P. Carey & Co., Inc. (December 17, 1997)).

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

                              CORPORATE PROPERTY ASSOCIATES 7
                              - a California limited partnership
                              and SUBSIDIARIES

                              BY:   CAREY DIVERSIFIED LLC


03/25/98                      BY:   /s/ John J. Park
--------                            ----------------------------------
 Date                               John J. Park
                                    Executive Vice President, Chief
                                    Financial Officer and Treasurer
                                    (Principal Financial Officer)

            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                              BY:   CAREY DIVERSIFIED LLC


03/25/98                      BY:   /s/ Francis J. Carey
--------                            ----------------------------------
 Date                               Francis J. Carey
                                    Chairman of the Board, Chief Executive
                                    Officer and Director
                                    (Principal Executive Officer)


03/25/98                      BY:   /s/ William P. Carey
--------                            ----------------------------------
 Date                               William P. Carey
                                    Chairman of the Executive Committee and
                                    Director


03/25/98                      BY:   /s/ Steven M. Berzin
--------                            ----------------------------------
 Date                               Steven M. Berzin
                                    Vice Chairman, Chief Legal Officer and
                                    Director


03/25/98                      BY:   /s/ Gordon F. DuGan
--------                            ----------------------------------
 Date                               Gordon F. DuGan
                                    President, Chief Acquisitions Officer and
                                    Director


03/25/98                      BY:   /s/ Donald E. Nickelson
--------                            ----------------------------------
 Date                               Donald E. Nickelson
                                    Chairman of the Audit Committee and Director


03/25/98                      BY:   /s/ Eberhard Faber IV
--------                            ----------------------------------
 Date                               Eberhard Faber IV
                                    Director


03/25/98                      BY:   /s/ Barclay G. Jones, III
--------                            ----------------------------------
 Date                               Barclay G. Jones, III
                                    Director


03/25/98                      BY:   /s/ Dr. Lawrence R. Klein
--------                            ----------------------------------
 Date                               Dr. Lawrence R. Klein
                                    Director


03/25/98                      BY:   /s/ Charles C. Townsend, Jr.
--------                            ----------------------------------
 Date                               Charles C. Townsend, Jr.
                                    Director


03/25/98                      BY:   /s/ Reginald Winssinger
--------                            ----------------------------------
 Date                               Reginald Winssinger
                                    Director


03/25/98                      BY:   /s/ John J. Park
--------                            ----------------------------------
 Date                               John J. Park
                                    Executive Vice President, Chief Financial
                                    Officer and Treasurer
                                    (Principal Financial Officer)


03/25/98                      BY:   /s/ Claude Fernandez
--------                            ----------------------------------
 Date                               Claude Fernandez
                                    Executive Vice President - Financial
                                    Operations
                                    (Principal Accounting Officer)

                                                         APPENDIX A TO FORM 10-K



                         CORPORATE PROPERTY ASSOCIATES 7
                       - a California limited partnership
                                and SUBSIDIARIES



                                                              1997 ANNUAL REPORT

SELECTED FINANCIAL DATA
--------------------------------------------------------------------------------

(In thousands except per unit amounts)

                                                     1993           1994             1995          1996          1997
                                                     ----           ----             ----          ----          ----
OPERATING DATA:

Revenues                                           $ 12,243       $ 13,840         $ 12,196      $ 12,731      $ 12,706

(Loss) income from continuing
       operations (1)                                  (836)        12,049            3,956         4,399         3,435

(Loss) income from continuing operations (1):
       To General Partners                              244            431              187           260           206
       To Limited Partners                           (1,080)        11,618            3,769         4,139         3,229
       Per unit                                      (23.85)        256.62            83.31         91.55         71.42

Distributions attributable (2):
       To General Partners                              178            279              206           210           173
       To Limited Partners                            2,784         10,084(3)         3,229         3,289         2,714
       Per unit                                       61.49         222.74            71.38         72.74         60.03

Payment of mortgage
principal (4)                                           740            739            1,567           614           308


BALANCE SHEET DATA:

Total assets                                         73,240         66,865           56,229        55,432        53,312

Long-term
   obligations (5)                                   37,770         21,613           19,829        13,075         3,387

(1) 1993 loss includes a $3,303,000 writedown to net realizable value. 1994 income includes gains of $8,497,000.

(2) Includes distributions attributable to the fourth quarter of each fiscal year payable in the following fiscal year less distributions in the first fiscal quarter attributable to the prior year. The distribution attributable to the fourth quarter of 1997 was paid to Limited Partners in December 1997.

(3) Includes a special distribution of $150 per Limited Partnership Unit paid in January 1995.

(4)   Represents scheduled principal amortization paid.

(5)   Represents mortgage and note obligations due after more than one year.

MANAGEMENT'S DISCUSSION AND ANALYSIS
--------------------------------------------------------------------------------

            Results of Operations

            Net income for the year ended December 31, 1997 decreased by $964,000 as compared with the year ended December 31, 1996. The decrease was primarily due to a decrease in lease revenues (rental income and interest income from direct financing leases) and increases in general and administrative and property expenses. These items were partially offset by an increase in hotel earnings and a decrease in interest expense.

            The decrease in lease revenues was due to the expiration of the Advanced System Applications, Inc. lease for a property in Bloomingdale, Illinois in June 1997. Under a 1994 modification agreement, the Partnership agreed to a termination of the lease in 1997 rather than 2003 in consideration for an increase in annual rent of $1,120,000. The increase in general and administrative expense was due to certain administrative costs incurred in connection with the structuring of the Consolidation into Carey Diversified LLC and an increase in state franchise tax expenses. The increase in property expenses was due to the Partnership's responsibility for paying the carrying costs for the Bloomingdale property for the entire year, the write-off of rents receivable from Swiss M-Tex L.P. in connection with the restructuring of the M-Tex lease and legal costs related to litigation of a dispute with KSG, Inc. regarding the calculation of a scheduled rent increase on the KSG lease. The increase in hotel earnings was due to the 10% increase in the average room rate from the prior year at the Livonia, Michigan hotel. The hotel's occupancy rate of 75% was stable as compared with the prior year and, in addition, hotel operating expenses were unchanged. Interest expense decreased due to satisfaction of the mortgage loans on the Winn-Dixie Stores, Inc. property in September 1996 and on the M-Tex properties in November 1997.

            Net income for the year ended December 31, 1996 decreased by $1,127,000 as compared with the year ended December 31, 1995. The results for 1995 include an extraordinary gain on the extinguishment of debt of $1,324,000, earnings from the discontinued operations of $247,000 and a gain on the sale of a property of $1,019,000. Income before gains, which excludes the effect of these items, reflected an increase of $1,388,000 for 1996. The increase in income before gains was due to decreases in interest, depreciation, general and administrative expenses as well as an increase in hotel operating income. This was partially offset by an increase in property expenses.

            The decrease in interest expense was due to the satisfaction of the mortgage debt on the Advanced System Applications property, which fully amortized in March 1996, as well as the satisfaction of the loan on the Jupiter, Florida property in December 1995 in connection with the sale of the Jupiter property. The decrease in depreciation was due to a decrease in depreciable assets primarily as a result of the Jupiter property sale. General and administrative expense decreased due to a reduction in partnership level state franchise taxes. The increase in property expenses was due to the Partnership's assumption of the contractual responsibility for the operating costs, including insurance, maintenance and real estate taxes, at the Bloomingdale property, since the second quarter of 1996 and the new lease with the United States Postal Service for a portion of the Bloomingdale property which commenced in May 1996. The Postal Service lease obligates the lessor to pay property costs. The Postal Service occupancy represented 34% of the leaseable space in 1996, and beginning in July 1997, 52%. Lease revenues for the comparable years were stable. The 13% increase in hotel operating earnings resulted from a 6% increase in revenues with only a 3% increase in expenses. The increase in hotel revenues was due to an increase of 10% in overall average room rates but such increases in rates contributed to a 2% decrease in the occupancy rate.

            Cash flow will benefit in 1998 from scheduled increases on leases with The Gap, Inc. and Bell Atlantic Corporation, as well as the receipt of a full year's rent from the Postal Service for its increased occupancy at the Bloomingdale property to 52% of the leaseable space at the Bloomingdale property. The Partnership is negotiating leases for the remaining leaseable space; however there is no assurance that the leases will be executed. While M-Tex rent was reduced to $480,000 per annum, cash flow from the M-Tex properties will increase as the M-Tex properties are no longer encumbered by mortgage debt. KSG exercised its option to purchase its leased property in 1997. The sale of such property was contractually scheduled to occur no later than March 8, 1998. As the result of a dispute regarding the rent increase, KSG and the Partnership have commenced litigation. The sale of the property cannot be completed until the dispute with

KSG is resolved as the formula for determining the option price is based, in part, on an estimate of future rents over all remaining terms of the KSG lease. Annual cash flow from the KSG property is approximately $921,000.

            In connection with the transaction with Carey Diversified which became effective on January 1, 1998, the operations of the Livonia, Michigan hotel and related license and franchise agreements have been transferred to an affiliate, Livho, Inc. Based on Management's analysis, retaining direct control of the hotel's operating business would have adverse tax consequences on those Limited Partners who exchanged Limited Partnership Units in Carey Diversified. The lease with Livho will provide the Partnership with annual rent of $1,538,000 in the first year of the lease. Cash flow from operating the Livonia hotel business, before debt service payments was $1,769,000. The Partnership will retain the obligation to fund replacements and improvements to the property.

            Because of the long-term nature of the Partnership's net leases, inflation and changing prices have not unfavorably affected the Partnership's leasing revenues and net income. The Partnership's net leases generally provide for rent increases indexed to increases in the Consumer Price Index and may include caps on such CPI increases or other periodic mandated increases which should increase leasing revenues in the future.

            Financial Condition

            The Partnership's cash balances of $4,398,000 at December 31, 1997 decreased by $1,194,000 from the previous year. Cash flows from operations of $4,682,000 were sufficient to pay four quarterly distributions totaling $3,522,000, mortgage principal payment installments of $308,000, costs of replacement and improvements to Partnership properties of $237,000 and a portion of a mortgage prepayment which totaled $1,660,000. In addition, the Partnership paid a distribution in December 1997 of $5.07 per Limited Partnership Unit. ($229,000).

            The distribution paid in December 1997 reflected an exchange transaction which occurred on January 1, 1998. The majority of the Partnership's Limited Partners and its General Partners approved a consolidation by merger with a subsidiary limited partnership of Carey Diversified, as proposed in the Consent Solicitation Statement/Prospectus of Carey Diversified, dated October 16, 1997. In connection with the merger, 2,187 Limited Partnership Units elected to exchange their limited partnership units for interests in Carey Diversified. The December 1997 distribution was intended to distribute funds in order to adjust the net assets of the Partnership with the estimate of Total Exchange Value, as defined in the Consent Solicitation Statement/Prospectus, of total assets.

            Limited Partners owning 1,012 Limited Partnership Units who did not elect to receive interests in Carey Diversified elected to retain a limited partnership interest in the Partnership as Subsidiary Partnership Unitholders. Subsidiary Partnership Units have economic interests and legal rights in the Partnership that are substantially similar to those of Limited Partnership Units and represent a direct ownership interest in the Partnership. The holders of Subsidiary Partnership Units will be paid a pro rata share of any distribution paid by the Partnership to Carey Diversified. The Partnership will continue to pay distributions on a quarterly basis until liquidating distributions are made, as described in the Consent Solicitation Statement/Prospectus. The objective with respect to Subsidiary Partnership Units will be to pay distributions as if the Consolidation never had occurred based upon the net cash flows generated by the Partnership.

            The Partnership paid off the matured loan of $1,660,000 on the M-Tex properties in connection with the sale of one of the M-Tex properties and restructuring the M-Tex lease. The Partnership used the $200,000 of the proceeds from the sale to lend $150,000 to M-Tex, evidenced by a promissory note. Under certain conditions, the note can be converted to a limited partnership interest in M-Tex. The Partnership also acquired warrants to acquire a 37.86% limited partnership interest in M-Tex at an exercise price of $850,000. If M-Tex achieves certain financial benchmarks, the Partnership will have a put option to sell the warrants back to M-Tex at fair market value.

            The Partnership has two outstanding mortgages both of which are scheduled to mature in 1998. The loan collateralized by the Livonia hotel property that had originally matured in November 1997 was extended on a short-term basis. In addition, a balloon payment of approximately $3,387,000 and collateralized by five properties leased to Sybron International Corporation matures in January 1999. To the extent that the Partnership does not seek to refinance the loans, it will have the ability to borrow from Carey Diversified. Carey Diversified is entering into an agreement for a line of credit and is expected to have funds available for the Partnership, if necessary.

            The Partnership will retain the obligation to fund improvements to the Livonia hotel. Up to approximately $2,620,000 is budgeted in 1998 for improvements to the Livonia hotel in order to comply with the Holiday Inn Product Improvement Plan.

            In addition to the KSG purchase option, Sybron and The Gap have options which are exercisable in 1998 and 1999, respectively. The purchase options are all exercisable at the greater of (i) the Partnership's purchase cost for the properties and any prepayment charge that the Partnership would incur in paying off an existing mortgage loan on the properties or (ii) the fair market value of the properties as encumbered by their leases. The Sybron and Gap properties provide annual cash flow of $352,000 and $927,000, respectively. Sybron is the guarantor of leases of five wholly-owned subsidiaries with each lessee having its own purchase option. It is possible that some but not all of the Sybron purchase options will be exercised.

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

            In June 1997, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in full set general purpose financial statements. SFAS No. 131 establishes accounting standards for the way that public business enterprises report selected information about operating segments in interim financial reports issued to shareholders. SFAS No. 130 and SFAS No. 131 are required to be adopted by 1998. The Partnership is currently evaluating the impact, if any, of SFAS No. 130 and SFAS 131.

            The Partnership's management company has responsibility for maintaining the Partnership's books and records and servicing the computer systems used in maintaining such books and records. In its preliminary assessment of Year 2000 issues, the management company believes that such issues will not have a material effect on the Partnership's operations; however such assessment has not been completed. The Partnership relies on its bank and transfer agent for certain computer-related services and has initiated discussions to determine whether they are addressing Year 2000 issues that might affect the Partnership.

                        REPORT of INDEPENDENT ACCOUNTANTS

To the Partners of
  Corporate Property Associates 7 -
  a California limited partnership
  and Subsidiaries:

            We have audited the accompanying consolidated balance sheets of Corporate Property Associates 7 - a California limited partnership and Subsidiaries as of December 31, 1996 and 1997, and the related consolidated statements of income, partners' capital and cash flows for each of the three years in the period ended December 31, 1997. We have also audited the financial statement schedule included on pages 22 to 25 of this Annual Report. These financial statements and financial statement schedule are the responsibility of the General Partners. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

            In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Corporate Property Associates 7 - a California limited partnership and Subsidiaries as of December 31, 1996 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. In addition, in our opinion, the Schedule of Real Estate and Accumulated Depreciation as of December 31, 1997, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the financial information required to be included therein pursuant to Securities and Exchange Commission Regulation S-X Rule 12-28.


                                                     /s/Coopers & Lybrand L.L.P.
New York, New York
March 25, 1998

                         CORPORATE PROPERTY ASSOCIATES 7
                       - a California limited partnership
                                and SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                           December 31, 1996 and 1997

                                                                1996              1997
                                                                ----              ----
         ASSETS:

Real estate leased to others:
    Accounted for under the
       operating method:
           Land                                             $  6,552,033      $  6,514,992
           Buildings                                          25,501,944        25,176,355
                                                            ------------      ------------
                                                              32,053,977        31,691,347
           Accumulated depreciation                            7,031,430         7,725,613
                                                            ------------      ------------
                                                              25,022,547        23,965,734
    Net investment in direct financing leases                 15,542,368        10,844,344
                                                            ------------      ------------
           Real estate leased to others                       40,564,915        34,810,078
Operating real estate, net of accumulated
    depreciation of $4,070,423 in 1996
    and $4,436,149 in 1997                                     8,254,274         7,995,215
Real estate held for sale                                                        4,698,024
Cash and cash equivalents                                      5,591,985         4,397,852
Other assets, net of accumulated amortization of
    $185,402 in 1996 and $244,277 in 1997 and net
    of reserve for uncollected rent of $50,245 in 1997         1,020,950         1,410,840
                                                            ------------      ------------
               Total assets                                 $ 55,432,124      $ 53,312,009
                                                            ============      ============

         LIABILITIES:

Mortgage notes payable                                      $ 10,314,828      $  8,346,486
Note payable                                                   9,606,837         9,606,837
Accrued interest payable                                         324,737           318,212
Accounts payable and accrued expenses                            676,737           777,193
Accounts payable to affiliates                                   113,485           988,528
Prepaid and deferred income                                      371,116           392,612
                                                            ------------      ------------
               Total liabilities                              21,407,740        20,429,868
                                                            ------------      ------------

Commitments and contingencies

         PARTNERS' CAPITAL:

General Partners                                                 161,740          (669,149)
Limited Partners (45,209 Limited Partnership
    Units issued and outstanding in 1996 and 1997)            33,862,644        33,551,290
                                                            ------------      ------------
               Total partners' capital                        34,024,384        32,882,141
                                                            ------------      ------------
               Total liabilities and
                 partners' capital                          $ 55,432,124      $ 53,312,009
                                                            ============      ============

The accompanying notes are an integral part of the consolidated financial statements.

                         CORPORATE PROPERTY ASSOCIATES 7
                       - a California limited partnership
                                and SUBSIDIARIES

                        CONSOLIDATED STATEMENTS of INCOME

              For the years ended December 31, 1995, 1996 and 1997

                                                          1995               1996               1997
                                                          ----               ----               ----
Revenues:
    Rental income                                     $  4,298,952       $  4,351,678       $  3,731,823
    Interest income from direct financing leases         2,283,445          2,258,757          2,534,161
    Other interest income                                  203,166            266,400            283,825
    Other income                                                              143,866            241,272
    Revenues of hotel operations                         5,410,689          5,710,627          5,915,315
                                                      ------------       ------------       ------------
                                                        12,196,252         12,731,328         12,706,396
                                                      ------------       ------------       ------------

Expenses:
    Interest                                             2,456,129          1,942,737          1,868,189
    Depreciation                                         1,361,952          1,154,088          1,213,286
    General and administrative                             600,271            439,399            678,500
    Property expenses                                      299,608            550,201          1,037,986
    Amortization                                            70,067             62,500             58,875
    Writedown to net realizable value                      319,685                               139,999
    Operating expenses of hotel operations               4,016,639          4,129,149          4,145,853
                                                      ------------       ------------       ------------
                                                         9,124,351          8,278,074          9,142,688
                                                      ------------       ------------       ------------

           Income before loss from equity
               investment, gains on sale,
               discontinued operations and
               extraordinary item                        3,071,901          4,453,254          3,563,708

    Loss from equity investment                           (135,621)          (128,879)          (128,642)
                                                      ------------       ------------       ------------

           Income before gains on sale,
               discontinued operations and
               extraordinary item                        2,936,280          4,324,375          3,435,066

Gains on sale of real estate, net                        1,019,362             74,729
                                                      ------------       ------------       ------------

           Income from continuing
               operations                                3,955,642          4,399,104          3,435,066


Earnings from discontinued operations                      246,847
                                                      ------------       ------------       ------------

Income before extraordinary
    item                                                 4,202,489          4,399,104          3,435,066

                                   (Continued)

                         CORPORATE PROPERTY ASSOCIATES 7
                       - a California limited partnership
                                and SUBSIDIARIES

                  CONSOLIDATED STATEMENTS of INCOME, Continued

              For the years ended December 31, 1995, 1996 and 1997

                                                          1995               1996               1997
                                                          ----               ----               ----
Extraordinary gain on extinguishment
       of debt                                           1,323,858
                                                      ------------      ------------      ------------


           Net income                                 $  5,526,347      $  4,399,104      $  3,435,066
                                                      ============      ============      ============


Net income allocated to:
    Individual General Partner                        $     55,263      $     43,991      $     34,351
                                                      ============      ============      ============

    Corporate General Partner                         $    225,350      $    216,218      $    171,753
                                                      ============      ============      ============

    Limited Partners                                  $  5,245,734      $  4,138,895      $  3,228,962
                                                      ============      ============      ============


Net income per Unit: (45,242 weighted
    average Limited Partnership Units in 1995
    and 45,209 Limited Partnership
    Units in 1996 and 1997):
       Income from continuing operations              $      83.31      $      91.55      $      71.42
       Discontinued operations                                5.13
       Extraordinary items                                   27.51
                                                      ------------      ------------      ------------
                                                      $     115.95      $      91.55      $      71.42
                                                      ============      ============      ============

The accompanying notes are an integral part of the consolidated financial statements.

                         CORPORATE PROPERTY ASSOCIATES 7
                       - a California limited partnership
                                and SUBSIDIARIES

                  CONSOLIDATED STATEMENTS of PARTNERS' CAPITAL

              For the years ended December 31, 1995, 1996 and 1997

                                                              Partners' Capital Accounts
                                       --------------------------------------------------------------------
                                                                                                Limited
                                                                                                Partners'
                                                            General            Limited          Amount Per
                                          Total             Partners           Partners         Unit  (a)
                                       ------------       ------------       ------------       ----------
Balance, December 31, 1994             $ 38,058,550       $    113,032       $ 37,945,518       $      839

Distributions                           (10,434,626)          (283,133)       (10,151,493)            (224)

Purchase of Limited Partner Units           (41,974)                              (41,974)              (1)

Net income, 1995                          5,526,347            280,613          5,245,734              116
                                       ------------       ------------       ------------       ----------

Balance, December 31, 1995               33,108,297            110,512         32,997,785              730

Distributions                            (3,483,017)          (208,981)        (3,274,036)             (73)

Net income, 1996                          4,399,104            260,209          4,138,895               92
                                       ------------       ------------       ------------       ----------

Balance, December 31, 1996               34,024,384            161,740         33,862,644              749

Distributions                            (3,766,294)          (225,978)        (3,540,316)             (78)

Accrued preferred distribution             (811,015)          (811,015)

Net income, 1997                          3,435,066            206,104          3,228,962               71
                                       ------------       ------------       ------------       ----------

Balance, December 31, 1997             $ 32,882,141       $   (669,149)      $ 33,551,290       $      742
                                       ============       ============       ============       ==========

(a)   Based on weighted average Units issued and outstanding during the periods.

The accompanying notes are an integral part of the consolidated financial statements.

                         CORPORATE PROPERTY ASSOCIATES 7
                       - a California limited partnership
                                and SUBSIDIARIES

                      CONSOLIDATED STATEMENTS of CASH FLOWS
              For the years ended December 31, 1995, 1996 and 1997

                                                                        1995               1996               1997
                                                                        ----               ----               ----
Cash flows from operating activities:
     Net income                                                     $  5,526,347       $  4,399,104       $  3,435,066
     Adjustments to reconcile net income to net
        cash provided by operating activities:
        Depreciation and amortization                                  1,432,019          1,216,588          1,272,161
        Extraordinary (gain) loss on extinguishment of debt           (1,323,858)
        Net gains on sales                                            (1,019,361)           (74,729)
        Straight-line rent adjustments                                   170,647            170,647             58,472
        Writedown to fair value                                          319,685                               139,999
        Amortization of deferred income                                  (21,514)           (21,514)           (21,514)
        Loss from equity investment                                      135,621            128,879            128,642
        Provision for uncollected rents                                                                        226,512
        Net change in operating assets and liabilities                  (129,810)          (319,902)          (556,839)
                                                                    ------------       ------------       ------------
              Net cash provided by operating activities                5,089,776          5,499,073          4,682,499
                                                                    ------------       ------------       ------------
Cash flows from investing activities:
     Additional capitalized costs                                       (180,758)          (424,186)          (237,413)
     Issuance of note receivable                                                                              (150,000)
     Proceeds from sales                                               4,148,903            617,867            200,000
     Distributions received from equity investment                        31,457             27,761             30,787
                                                                    ------------       ------------       ------------
           Net cash provided by (used in) investing activities         3,999,602            221,442           (156,626)
                                                                    ------------       ------------       ------------
Cash flows from financing activities:
     Distributions to partners                                       (10,434,626)        (3,483,017)        (3,751,664)
     Payments of mortgage principal                                   (1,567,369)          (613,923)          (308,437)
     Prepayments of mortgage payable                                  (2,602,884)        (1,000,000)        (1,659,905)
     Purchase of Limited Partnership Units                               (41,974)
                                                                    ------------       ------------       ------------
              Net cash used in financing activities                  (14,646,853)        (5,096,940)        (5,720,006)
                                                                    ------------       ------------       ------------

              Net increase (decrease) in cash and
                  cash equivalents                                    (5,557,475)           623,575         (1,194,133)

Cash and cash equivalents, beginning of year                          10,525,885          4,968,410          5,591,985
                                                                    ------------       ------------       ------------

              Cash and cash equivalents, end of year                $  4,968,410       $  5,591,985       $  4,397,852
                                                                    ============       ============       ============

Supplemental disclosure of financing activities:

A. Accrued preferred distribution                                                                         $    811,015
                                                                                                          ============

B The 1995 extraordinary gain on extinguishment of debt of $1,323,858 was comprised of $1,215,566 forgiveness of principal and $108,292 of accrued interest thereon.

The accompanying notes are an integral part of the consolidated financial statements.

                         CORPORATE PROPERTY ASSOCIATES 7
                       - a California limited partnership
                                and SUBSIDIARIES

                   NOTES to CONSOLIDATED FINANCIAL STATEMENTS

1.    Summary of Significant Accounting Policies:

      Basis of Consolidation:

            The consolidated financial statements include the accounts of
              Corporate Property Associates 7, a wholly-owned subsidiary, which was dissolved in December 1995, and a 99% owned subsidiary (collectively, the "Partnership"). All material inter-entity transactions have been eliminated.

      Use of Estimates:

            The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates relate to the assessment of recoverability of real estate assets. Actual results could differ from those estimates.

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

                  Operating method - Real estate is recorded at cost, rental revenue is recognized on a straight-line basis over the term of the leases and expenses (including depreciation) are charged to operations as incurred.

            The Partnership assesses the recoverability of its real estate assets, including residual interests, based on projections of undiscounted cash flows over the life of such assets. In the event that such cash flows are insufficient, the assets are adjusted to their estimated fair value.

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

                                    Continued

                         CORPORATE PROPERTY ASSOCIATES 7
                       - a California limited partnership
                                and SUBSIDIARIES

              NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued

      Real Estate Held for Sale:

            Real estate held for sale is accounted for at the lower of cost or fair value, less estimated costs to sell.

      Depreciation:

            Depreciation is being computed using the straight-line method over the estimated useful lives of the properties which range from 5 to 30 years.

      Cash Equivalents:

            The Partnership considers all short-term, highly liquid investments that are both readily convertible to cash and have a maturity of generally three months or less at the time of purchase to be cash equivalents. Items classified as cash equivalents include commercial paper and money market funds. Substantially all of the Partnership's cash and cash equivalents at December 31, 1996 and 1997 were held in the custody of three financial institutions.

      Other Assets:

            Included in other assets are deferred rental income, deferred charges, an investment in a limited partnership and deferred costs of Consolidation (see Note 16). Deferred rental income is the aggregate difference for operating method leases between scheduled rents which vary during the lease term and income recognized on a straight-line basis. Deferred charges are primarily costs incurred in connection with mortgage note financings and refinancings and are deferred and amortized over the terms of the mortgages. The Partnership's 50% interest in a limited partnership, CPA Topeka Associates, L.P., is accounted for under the equity method, i.e. at cost, increased or decreased by the Partnership's share of earnings or losses, less distributions. An affiliate of the Partnership owns the remaining 50% interest. Deferred costs of Consolidation represent certain costs related to a Consolidation transaction which have been capitalized. Consolidation costs will be included in the revaluation of assets subsequent to December 31, 1997.

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

            Through December 31, 1997, the Agreement provided that the General
              Partners were allocated 6% (1% to the Individual General Partner and 5% to the Corporate General Partner, Seventh Carey

                                    Continued

                         CORPORATE PROPERTY ASSOCIATES 7
                       - a California limited partnership
                                and SUBSIDIARIES

              NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued

                  Corporate Property, Inc.), and the Limited Partners were allocated 94% of the profits and losses as well as distributions of Distributable Cash From Operations, as defined in the agreement.

                  Effective January 1, 1998, as a result of the merger (Note 16) of the Partnership with a subsidiary partnership of Carey Diversified LLC ("Carey Diversified"), Carey Diversified is the sole general partner of the Partnership. Carey Diversified and the holders of Subsidiary Partnership Units are allocated 94% of the profits and losses and distributable cash, and two special limited partners, Carey Management LLC ("Carey Management") and William Polk Carey, are allocated 5% and 1% of the profits and losses and distributable cash, respectively.

            In connection with the merger with Carey Diversified and the listing on the New York Stock Exchange, a division of W.P. Carey & Co., Inc. ("W.P. Carey ), an affiliate of the Corporate General Partner satisfied the provisions for receiving a subordinated preferred return of $811,015, which was measured based upon the cumulative proceeds arising from the sale of the Partnership's assets. Such amount has been included in accounts payable to affiliates as of December 31, 1997. The preferred return, paid in January 1998, was subject to provisions that limited such payment until a specified cumulative return to limited partners was achieved. The Exchange Value of a Limited Partnership Unit to a Listed Share of Carey Diversified was included in calculating the cumulative return.

            The Partnership paid a special distribution of $6,859,597 in 1995 related to the sales which was allocated 1% to the Individual General Partner and 99% to the Limited Partners in accordance with the Agreement.

3.    Transactions with Related Parties:

            Under the Agreement, W.P. Carey and other affiliates were entitled to receive property management and leasing fees and reimbursement of certain expenses incurred in connection with the Partnership's operations. General and administrative expense reimbursements consist primarily of the actual cost of personnel needed in providing administrative services necessary for the operation of the Partnership. Effective January 1, 1998, the fees and reinbursements are payable to Carey Management, an affiliate of Carey Diversified. Property management and leasing fees and general and administrative expense reimbursements incurred are summarized as follows:

                                            1995          1996           1997
                                            ----          ----           ----
Property management and leasing fees      $102,753      $101,181      $ 88,645
General and administrative
    expense reimbursements                 123,492       110,024       244,341
                                          --------      --------      --------
                                          $226,245      $211,205      $332,986
                                          ========      ========      ========

            During 1995, 1996 and 1997, fees aggregating $67,230, $66,717 and
              $86,203, respectively, were incurred for legal services performed by a firm in which the Secretary, until July 1997, of the Corporate General Partner and other affiliates is a partner.

                                    Continued

                         CORPORATE PROPERTY ASSOCIATES 7
                       - a California limited partnership
                                and SUBSIDIARIES

              NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued

            The Partnership is a participant in an agreement with W.P. Carey and other affiliates for the purpose of leasing office space used for the administration of real estate entities and W.P. Carey and for sharing the associated costs. Pursuant to the terms of the agreement, the Partnership's share of rental, occupancy and leasehold improvement costs is based on adjusted gross revenues, as defined. Expenses incurred in 1995, 1996 and 1997 were $90,569, $73,823 and $57,529, respectively.

            The Partnership's ownership interests in certain properties are jointly held with affiliated entities as tenants-in-common or as limited partners with the Partnership's interests in such jointly held properties ranging from 24.74% to 65.5172%. The Partnership accounts for its undivided interests in assets and liabilities relating to tenants-in-common interests on a proportional basis.

4. Real Estate Leased to Others Accounted for Under the Operating Method and Operating Real Estate:

      A.    Real Estate Leased to Others:

            Scheduled future minimum rents, exclusive of renewals, under noncancellable operating leases amount to approximately $2,898,000 in 1998, $2,883,000 in 1999, $2,787,000 in 2000, $2,469,000 in
              2001, $2,055,000 in 2002 and aggregate approximately $17,676,000 through 2013.

            Contingent rents were approximately $138,000, $106,000 and $104,000 in 1996, 1997 and 1998, respectively.

      B.    Operating Real Estate:

            Operating real estate, at cost, is summarized as follows:

                                                    December 31,
                                                    ------------
                                                1996             1997
                                                ----             ----
            Land                             $ 2,050,688      $ 2,050,688
            Building                           8,651,587        8,482,473
            Personal property                  1,622,422        1,898,203
                                             -----------      -----------
                                              12,324,697       12,431,364
            Less, Accumulated
              depreciation                     4,070,423        4,436,149
                                             -----------      -----------
                                             $ 8,254,274      $ 7,995,215
                                             ===========      ===========

5.    Net Investment in Direct Financing Leases:

            Net investment in direct financing leases is summarized as follows:

                                                    December 31,
                                                    ------------
                                                1996             1997
                                                ----             ----
            Minimum lease payments
              receivable                     $29,710,372      $18,558,134
            Unguaranteed residual value       15,542,368       10,844,344
                                             -----------      -----------
                                              45,252,740       29,402,478
            Less, Unearned income             29,710,372       18,558,134
                                             -----------      -----------
                                             $15,542,368      $10,844,344
                                             ===========      ===========

                                    Continued

                         CORPORATE PROPERTY ASSOCIATES 7
                       - a California limited partnership
                                and SUBSIDIARIES

              NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued

            Scheduled future minimum rents, exclusive of renewals, under noncancellable direct financing leases amount to approximately $1,240,000 in each of the years 1998 to 2002 and aggregate approximately $18,558,000 through 2014.

            Contingent rents were approximately $322,000, $344,000 and $644,000 in 1995, 1996 and 1997, respectively. Future minimum ground lease commitments for certain properties occupied by AutoZone, Inc. ("AutoZone") aggregate $740,000 through 2005.

6.    Mortgage Notes Payable and Note Payable:

      A.    Mortgage Notes Payable:

            Mortgage notes payable, all of which are nonrecourse to the
              Partnership and the partners, are collateralized by real property with a gross amount of approximately $18,678,000, before accumulated depreciation and the assignment of various leases. As of December 31, 1997, mortgage notes payable bear interest at rates varying from 9.40% to 11.25% per annum and mature in 1997 and 1998. Scheduled principal payments, including balloon payments, are as follows:

            Year Ending December 31,
            ------------------------
                     1998                                $ 4,959,310
                     1999                                  3,387,176
                                                         -----------
                     Total                               $ 8,346,486
                                                         ===========

      B.    Note Payable:

            The $9,606,837 note payable is a recourse obligation of the
              Partnership and provides for quarterly payments of interest at a floating rate equal to the London Inter-Bank Offered Rate ("LIBOR") plus 4.25% per annum (10.06% at December 31, 1997). The note payable matures in July 1999, at which time a balloon payment for the entire outstanding principal will be due.

            Covenants under the credit agreement include a requirement that the
              Partnership may not incur any additional debt unless the new debt replaces existing debt and does not exceed a maximum nonrecourse debt limitation at the inception of the loan of $36,897,696 less an adjustment for subsequent scheduled principal amortization on existing nonrecourse loans plus closing costs of any new nonrecourse loans. Additionally, the Partnership must maintain certain debt coverage ratios and maintain a minimum consolidated net worth and aggregate appraised property value of $15,000,000. The debt coverage ratio requires the Partnership to maintain ratios of free operating cash flow to the debt service on the note ranging from 3:1 to 3.4:1 over the term of the agreement. The Partnership is in compliance with such terms at December 31, 1997.

            The credit agreement requires the Partnership to offer the lender the proceeds from property sales as a prepayment of the note payable. The lender has not accepted any mandatory prepayment offers.

            Interest paid on all debt obligations was $2,467,322, $1,963,418 and
              $1,874,714 in 1995, 1996 and 1997, respectively.

                                    Continued

                         CORPORATE PROPERTY ASSOCIATES 7
                       - a California limited partnership
                                and SUBSIDIARIES

              NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued

7.    Distributions to Partners:

            Distributions are declared and paid to partners quarterly and are summarized as follows:

                                  Distributions Paid                                              Limited
      Year Ending                   and Payable                 Distributions Paid              Partners' Per
      December 31,                to General Partners           to Limited Partners              Unit Amount
      ------------                -------------------           -------------------              -----------
        1995:

        Quarterly distributions       $214,536                    $ 3,360,393                      $ 74.25
        Special distribution            68,597                      6,791,100                       150.00
                                      --------                    -----------                      -------
                                      $283,133                    $10,151,493                      $224.25
                                      ========                    ===========                      =======


        1996                          $208,981                    $ 3,274,036                      $ 72.42
                                      ========                    ===========                      =======

        1997                          $225,978                    $ 3,540,316                      $ 78.31
                                      ========                    ===========                      =======

      Distributions for 1997 include distributions of $229,210 to Limited Partners and $14,630 to General Partners declared in December 1997.

8.    Income for Federal Tax Purposes:

            Income for financial statement purposes differs from income for
              Federal income tax purposes, because of the difference in the treatment of certain items for income tax purposes and financial statement purposes. A reconciliation of accounting differences is as follows:

                                                      1995              1996              1997
                                                      ----              ----              ----
      Net income per Consolidated
          Statements of Income                     $ 5,526,347       $ 4,399,104       $ 3,435,066
      Excess tax depreciation                         (549,851)         (485,963)         (523,036)
      Difference in tax treatment of gains on
          sales of real estate                      (1,889,176)           56,628
      Writedown to fair value                          319,685                             139,999
      Other                                             44,808          (302,371)           72,385
                                                   -----------       -----------       -----------
             Net income reported for
               Federal income tax purposes         $ 3,451,813       $ 3,667,398       $ 3,124,414
                                                   ===========       ===========       ===========

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

            In 1995, 1996 and 1997, the Partnership earned its total commercial and industrial leasing revenues (rental income plus interest income from financing leases) from the following lease obligors:

                                         1995           %           1996           %           1997           %
                                      ----------       ---       ----------       ---       ----------       ---
KSG, Inc.                             $  832,566        13%      $  820,096        13%      $1,052,843        17%
The Gap, Inc.                            927,568        14          927,568        14          927,568        15
Sybron International Corporation         819,162        13          819,162        13          819,162        13
Advanced System
   Applications, Inc.                  1,578,632        24        1,542,918        23          762,221        12
Swiss M-Tex, L.P.                        546,095         8          526,266         8          510,876         8
AutoZone, Inc.                           466,473         7          441,191         7          481,981         8
CSK Auto, Inc. (1)                       388,830         6          388,830         6          388,830         6
Various other obligors                   387,445         6          346,678         5          385,995         6
United States Postal Service                  --                    162,100         2          300,882         5
NVR, Inc.                                291,556         4          291,556         4          291,556         5
Bell Atlantic Corporation                215,600         3          215,600         3          215,600         3
Winn-Dixie Stores, Inc.                  128,470         2          128,470         2          128,470         2
                                      ----------       ---       ----------       ---       ----------       ---
                                      $6,582,397       100%      $6,610,435       100%      $6,265,984       100%
                                      ==========       ===       ==========       ===       ==========       ===


(1) Rental income is net of ground lease rental expense of $101,000, $103,000 and $103,000 in 1995, 1996 and 1997, respectively (see Note 5).

            The summarized results of the Partnership's share of the hotel operations are as follows:

                                              1995              1996              1997
                                           -----------       -----------       -----------
Revenues                                   $ 5,410,689       $ 5,710,627       $ 5,915,315
Fees paid to hotel management company         (112,423)         (127,474)         (165,038)
Other operating expenses                    (3,904,216)       (4,001,675)       (3,980,815)
                                           -----------       -----------       -----------

Hotel operating income                     $ 1,394,050       $ 1,581,478       $ 1,769,462
                                           ===========       ===========       ===========

10.   Discontinued Operations:

            In December 1995, the Partnership sold the food service facility in
              Jupiter, Florida, at which it operated a restaurant, for $4,140,000, recognizing a gain on the sale of $1,019,362. In connection with the sale, it satisfied the two mortgage note obligations on the property and recognized an extraordinary gain on extinguishment of debt of $1,323,858.

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

            In connection with the sale of the Jupiter property, the Partnership did not incur any gain or loss on the disposal of the food service business. Results for the food service operation business segment for 1995 have been presented as discontinued operations and are as follows:

                                             1995
                                             ----
            Net sales                     $ 3,821,631
            Cost of goods sold             (1,165,386)
            Other operating expenses       (2,409,398)
                                          -----------
                                          $   246,847
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

            In March 1994, the Partnership and CPA(R):6, executed a settlement agreement with the Hallwood Group, Inc. ("Hallwood Group"), Integra's largest shareholder, under which the Partnership and CPA(R):6 agreed to surrender a promissory note made by Hallwood Group, which had been pledged by Integra to the Partnership and CPA(R):6 as additional security to Integra's lease obligation, in exchange for $150,000 in cash, a $500,000 promissory note from Hallwood Group and an equity participation having a potential value of up to $500,000 from the Hallwood Group. The $500,000 note which matured March 8, 1998 was collateralized by the Hallwood Group's pledge of its limited partnership units of Hallwood Realty Partners, L.P. ("Hallwood Realty"), a publicly traded partnership. Under the settlement agreement, the Hallwood Group had the obligation to pay to the Partnership and CPA(R):6 an amount equal to 25% of the increase in value of the Hallwood Realty units up to $500,000, from March 1994 to the note maturity date. On the maturity date, Hallwood Group tendered approximately $1,100,000 in an effort to redeem the collateral while reserving its right to contonue litigating over its underlying obligation to the Partnership and CPA(R):6. The Partnership and CPA(R):6 have determined that it is not in their best interests to accept on these terms and are considering other alternatives.


                                    Continued

                         CORPORATE PROPERTY ASSOCIATES 7
                       - a California limited partnership
                                and SUBSIDIARIES

              NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued

            During 1996 and 1997, the Partnership and CPA(R):6 received approximately $221,000 and $368,000 (of which the Partnership share was $144,000 and $241,000) from the bankruptcy trustee in partial settlement of the Partnership's and CPA(R):6's claim against Integra.

            In January 1998, the Partnership and CPA(R):6 finalized an agreement to lease the Livonia property to Livho, Inc. ("Livho"). All of the licenses and franchise agreements of the hotel operations were transferred to Livho in 1998. The lease which has an initial term of 10 years and four five-year renewal options initially provides for annual rent of $2,348,000 (of which the Partnership's share is $1,538,000) increasing to $2,923,000 in 1999 and stated increases every year thereafter. The lease includes net lease provisions which requires Livho to pay the costs of insurance, real estate taxes and repairs and maintenance. The Partnership and CPA(R):6 will retain the obligation to fund capital improvements. The security holder of the common stock of Livho is an affiliate. If the Partnership and CPA(R):6 continued to operate the hotel directly, there would have been adverse tax consequences for those Limited Partnership Unitholders who had exchanged their limited partnership units for interests in Carey Diversified.

12.   Gains on Sales:

            As more fully described in Note 10, the Partnership recognized a gain of $1,019,362 on the sale of the Jupiter, Florida property in December 1995.

            In February 1996, the Partnership sold a property located in Denham
              Springs, Louisiana to its lessee, AutoZone, Inc. ("AutoZone"), for $431,779, net of selling costs, realizing a gain of $74,729 on the sale. AutoZone's lease allows it to offer to sever properties from its leases and purchase such properties which it judges to be unsuitable. In connection with the sale of the property, pursuant to the lease, and severing it from the lease, annual rent from AutoZone will be reduced by $40,766.

            In February 1996, the Partnership sold a property in Monte Vista,
              Colorado which had previously been leased to Yellow Front Stores, Inc. for $186,090, net of selling costs. As the property was written down to a net realizable value at December 31, 1995 to an amount equal to the net sales proceeds, no gain or loss was recognized on the sale.

13.   Real Estate Held For Sale:

            In December 1996, KSG, Inc. ("KSG") notified the Partnership that it was exercising an option to purchase its leased property in Hazelwood, Missouri from the Partnership. The exercise price is the greater of $4,698,024 (the Partnership's purchase price for the property in March 1987) or fair market value as encumbered by the lease. The option provided that the sale of the property was scheduled to occur no later than March 8, 1998.

            A scheduled rent increase went into effect on April 1, 1997;
              however, KSG is disputing the methodology used to calculate such rent increase. As a result of this dispute, $158,384 of rents are in arrears. Management believes that this rent arrearage will be collected and has taken legal action to settle the dispute regarding the calculation of the rent increase. The option price of

                                    Continued

                         CORPORATE PROPERTY ASSOCIATES 7
                       - a California limited partnership
                                and SUBSIDIARIES

              NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued

              the KSG property is based upon the fair market value as encumbered by the lease. The fair market value is determined, in part, by estimating future rents for the remaining lease terms including the renewal terms. Accordingly, determination of the exercise price is contingent on resolving the dispute. The carrying value of the KSG property of $4,698,024 has been classified as real estate held for sale at December 31, 1997.

14.   Property Leased to Swiss M-Tex L.P.

            The Partnership owned properties in Travelers Rest and Liberty,
              South Carolina leased to Swiss M-Tex, L.P. ("M-Tex"). As a result of M-Tex's financial difficulties, the Partnership agreed to enter into a restructuring agreement with M-Tex.

            The restructuring agreement, executed on December 4, 1997, released
              M-Tex from its lease obligations on the Liberty property. Effective October 1, 1997, annual rent for the Travelers Rest property was adjusted to $480,000 and will increase to $528,000 after five years. Prior to the amendment, M-Tex's annual rent was approximately $563,000. In connection with the agreement, unpaid rents of $176,226 were forgiven and written off.

            Under the agreement, the Partnership agreed to loan M-Tex $150,000.
              The loan, which is evidenced by a promissory note, bears interest at an annual interest rate of 15% and will mature no later than October 1, 2000. If the loan has not been repaid by the maturity date, the Partnership will have the option to convert the loan into warrants convertible to a limited partnership interest in M-Tex. The percentage ownership under the conversion of the loan to warrants would be equal to the ratio of $150,000 divided by the sum of $150,000 and M-Tex's partners' capital balance at the time of exercise. The Partnership also received warrants convertible to a 37.86% limited partnership interest in M-Tex. The warrants have an exercise price of $850,000, and can only be exercised under certain circumstances. If M-Tex achieves certain operating results, the Partnership will have a put option to sell the warrants back to M-Tex at fair market value. At the end of the lease term, October 1, 2007, M-Tex will have the option to purchase the Travelers Rest property at fair market value.

            The Partnership sold the Liberty property for $200,000, subject to the purchaser's ability to obtain financing. In connection with the purchase offer, the Partnership wrote down the Liberty property to an estimated net realizable value of $200,000 and incurred a charge during the third quarter of 1997 of $139,999 on the writedown.

15.   Disclosures About Fair Value of Financial Instruments:

            The carrying amounts of cash, accounts receivable and amounts payable and accrued expenses approximate fair value because of the short maturity of these items.

            The Partnership estimates that the fair value of mortgage notes payable approximately the carrying amount of such mortgage notes at December 31, 1996 and 1997. The fair value of debt instruments was evaluated using a discounted cash flow model with discount rates which take into account the credit of the tenants and interest rate risk.

            The Partnership's note payable is a variable rate obligation indexed to the LIBOR. Accordingly, the carrying amount of the note payable approximates fair value as of December 31, 1997.

            The Partnership has ascribed a nominal value to the M-Tex warrants
              (see Note 14).

                                    Continued

                         CORPORATE PROPERTY ASSOCIATES 7
                       - a California limited partnership
                                and SUBSIDIARIES

              NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued

16.   Exchange of Limited Partnership Units:

            On October 16, 1997, Carey Diversified distributed a Consent
              Solicitation Statement/Prospectus to the Limited Partners that described a proposal to consolidate the Partnership with the other CPA(R) Partnerships. The General Partners' proposals that each of the nine CPA(R) limited partnerships be merged with a corresponding subsidiary partnership of Carey Diversified, of which Carey Diversified is the general partner, was approved by the Limited Partners of all nine of the CPA(R) limited partnerships. Each limited partner had the option of either exchanging his or her limited partnership interest for an interest in Carey Diversified ("Listed Shares") or to retain a limited partnership interest in the subsidiary partnership ("Subsidiary Partnership Units"). On January 1, 1998, 2,187 holders owning 44,197 of the 45,209 limited partnership units exchanged such units for 2,448,072 Listed Shares with 42 holders with the remaining 1,012 limited partnership units exchanging such units for Subsidiary Partnership Units. The General Partners received 45,887 Listed Shares for their interests in their share of the appreciation in Partnership properties.

            Listed shares commenced public trading on the New York Stock
              Exchange on January 21, 1998. Subsidiary Partnership Units provide substantially the same economic interest and legal rights as those of a limited partnership unit in the Partnership, but are not listed on a securities exchange. A liquidating distribution to holders of Subsidiary Partnership Units is expected to be made in the near future. A liquidating distribution to holders of Subsidiary Partnership Units will be made as soon as practicable after an appraisal of the Partnership's properties which appraisal date is to be no later than December 31, 2001.

17.   Accounting Pronouncements:

            In June 1997, the FASB issued Statement of Financial Accounting
              Standards ("SFAS") No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in full set general purpose financial statements. SFAS No. 131 establishes accounting standards for the way that public business enterprises report selected information about operating segments in interim financial reports issued to shareholders. SFAS No. 130 and SFAS No. 131 are required to be adopted by 1998. The Partnership is currently evaluating the impact, if any, of SFAS No. 130 and SFAS 131.

                                    Continued

                         CORPORATE PROPERTY ASSOCIATES 7
                       - a California limited partnership
                                and SUBSIDIARIES

              SCHEDULE of REAL ESTATE AND ACCUMULATED DEPRECIATION

                             as of December 31, 1997



                                                                                                   Costs
                                                        Initial Cost to Partnership             Capitalized              Decrease
                                                        ---------------------------            Subsequent to              in Net
     Description                   Encumbrances         Land               Buildings           Acquisition (a)         Investment(c)
     -----------                  --------------        ----               ---------           ---------------         -------------
Operating method:
 Retail store leased to
   Winn Dixie Stores, Inc.                                                $ 1,215,000            $ 35,870

 Manufacturing facilities
   leased to Swiss
   M-Tex, L.P.                                       $   420,440            4,379,560               1,300              $  (621,098)

 Land leased to
   AutoZone, Inc.                                        994,740                                   13,949

 Retail stores formerly
   leased to Yellow
   Front Stores, Inc.                                  4,934,160            3,897,549             351,255               (2,238,493)

 Office facility leased to
   Bell Atlantic Corporation                             275,363            1,955,820              24,093

 Distribution Center
   leased to The Gap, Inc.                               694,187            8,075,813              39,212

 Land leased to Sybron
   International Corporation           $ 102,659         183,632                                    1,012

 Office facility leased
   to United States
   Postal Service                                        499,554            4,990,408             333,512

 Manufacturing and office
   facility leased to
   Allied Plywood, Inc.                                  244,887              715,924               3,884

 Manufacturing and office
   facility formerly leased
   to Stairpans, Inc.                                     32,614              410,838               1,793                 (175,431)
                                       ---------      ----------          -----------            --------              -----------
                                       $ 102,659      $8,279,577          $25,640,912            $805,880              $(3,035,022)
                                       =========      ==========          ===========            ========              ===========


                                                                                                                       Life on which
                                                                                                                        Depreciation
                                   Gross Amount at which Carried                                                          in Latest
                                   at Close of Period  (b)(d)                                                           Statement of
                                   --------------------------------------             Accumulated                          Income
     Description                   Land             Building        Total           Depreciation(d)     Date Acquired    is Computed
     -----------                   ----             --------        -----           ---------------     -------------   ------------
Operating method:
 Retail store leased to
   Winn Dixie Stores, Inc.                         $ 1,250,870      $ 1,250,870      $  439,541         June 17, 1987       30 yrs.

 Manufacturing facilities
   leased to Swiss                                                                                      August 24,
   M-Tex, L.P.                    $  255,678         3,924,524        4,180,202       1,351,768            1987             30 yrs.

 Land leased to                                                                                         August 24,
   AutoZone, Inc.                  1,008,689                          1,008,689                            1987             N/A

 Retail stores formerly
   leased to Yellow                                                                                     January 29,
   Front Stores, Inc.              3,332,294         3,612,177        6,944,471         922,024            1988             30 yrs.

 Office facility leased to                                                                              January 29,
   Bell Atlantic Corporation         275,363         1,979,913        2,255,276         654,471            1988             30 yrs.

 Distribution Center                                                                                    February 16,
   leased to The Gap, Inc.           694,187         8,115,025        8,809,212       2,671,196            1988             30 yrs.

 Land leased to Sybron                                                                                  December 22,
   International Corporation         184,644                            184,644                            1988             N/A

 Office facility leased
   to United States                                                                                     September 29,
   Postal Service                    499,554         5,323,920        5,823,474       1,555,460            1988             30 yrs.

 Manufacturing and office
   facility leased to                                                                                   March 31,
   Allied Plywood, Inc.              244,887           719,808          964,695         101,973            1989             30 yrs.

 Manufacturing and office
   facility formerly leased                                                                             March 31,
   to Stairpans, Inc.                 19,696           250,118          269,814          29,180            1989             30 yrs.
                                  ----------       -----------      -----------      ----------
                                  $6,514,992       $25,176,355      $31,691,347      $7,725,613
                                  ==========       ===========      ===========      ==========

See accompanying notes to Schedule.

                         CORPORATE PROPERTY ASSOCIATES 7
                       - a California limited partnership
                                and SUBSIDIARIES

              SCHEDULE of REAL ESTATE AND ACCUMULATED DEPRECIATION

                             as of December 31, 1997

                                                             Initial Cost to                             Costs
                                                               Partnership                            Capitalized
                                                          --------------------       Personal        Subsequent to
     Description                     Encumbrances         Land        Buildings      Property        Acquisition (a)
     -----------                    --------------        ----        ---------      --------        ---------------
Direct financing method:

 Retail stores leased to
   AutoZone, Inc.                                                     $ 2,758,373                       $ 31,795

 Manufacturing and office
   facility leased to Sybron
   International Corporation          $3,365,543      $  490,942        5,537,640                         33,093

 Manufacturing and office
   facility leased to
   NVR, Inc.                                             211,382        1,684,371                         96,748
                                      ----------      ----------      -----------                       --------
                                      $3,365,543      $  702,324      $ 9,980,384                       $161,636
                                      ==========      ==========      ===========                       ========



Operating real estate (e):
   Hotel facility located
   in Livonia, Michigan               $4,878,284      $2,050,688      $ 8,130,685      $1,480,689       $769,302
                                      ==========      ==========      ===========      ==========       ========



Real estate held for sale:

 Manufacturing and warehouse
   facility leased to
   KSG, Inc.                                          $1,099,700      $ 3,598,220                        $   104
                                                      ==========      ===========                        =======



                                                                                                                       Life on which
                                        Gross Amount at Which Carried                                                   Depreciation
                                          at Close of Period (b)                                                         in Latest
                                  ----------------------------------------------                                        Statement of
                                              Personal                              Accumulated                             Income
     Description                  Land        Property      Building       Total    Depreciation (e)   Date Acquired     Is Computed
     -----------                  ----        --------      --------       -----    ----------------   -------------     -----------
Direct financing method:

 Retail stores leased to                                                                                August 28,
   AutoZone, Inc.                                                      $ 2,790,168                         1987

 Manufacturing and office
   facility leased to Sybron                                                                            December 22,
   International Corporation                                             6,061,675                         1988

 Manufacturing and office
   facility leased to
   NVR, Inc.                                                             1,992,501                      March 31, 1989
                                                                       -----------
                                                                       $10,844,344
                                                                       ===========



Operating real estate (e):
   Hotel facility located
   in Livonia, Michigan         $2,050,688  $ 1,898,203   $8,482,473   $12,431,364    $4,436,149        November 20,      5-30 yrs.
                                ==========  ===========   ==========   ===========    ==========            1987

Real estate held for sale:

 Manufacturing and warehouse
   facility leased to                                                                                   March 12,
   KSG, Inc.                                                           $ 4,698,024                          1987
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

(b) At December 31, 1997, the aggregate cost of real estate owned for Federal income tax purposes is $60,220,567.

(c) The decrease in net investment is due to the writedowns and sales of properties.

(d)
                     Reconciliation of Real Estate Accounted
                         for Under the Operating Method

                                                           December 31,
                                                 -------------------------------
                                                     1996              1997
                                                     ----              ----
Balance at beginning
    of year                                      $ 31,848,773      $ 32,053,977
Additions                                             205,204           130,746
Reclassification to real
    estate held for sale                                               (353,377)
Writedown to net realizable value                                      (139,999)
                                                 ------------      ------------
Balance at close of year                         $ 32,053,977      $ 31,691,347
                                                 ============      ============

                   Reconciliation of Accumulated Depreciation

                                                           December 31,
                                                 -------------------------------
                                                     1996              1997
                                                     ----              ----
Accumulated depreciation
    at beginning of year                          $ 6,185,070       $ 7,031,430
Reclassification to real
    estate held for sale                                               (153,377)
Depreciation expense                                  846,360           847,560
                                                  -----------       -----------
Balance at close of year                          $ 7,031,430       $ 7,725,613
                                                  ===========       ===========

                                   (Continued)

                         CORPORATE PROPERTY ASSOCIATES 7
                       - a California limited partnership
                                and SUBSIDIARIES

                        NOTES TO SCHEDULE of REAL ESTATE
                    AND ACCUMULATED DEPRECIATION - Continued

(e)
                     Reconciliation of Operating Real Estate


                                                           December 31,
                                                 -------------------------------
                                                     1996              1997
                                                     ----              ----
Balance at beginning
    of year                                    $12,105,715           $12,324,697

Additions                                          218,982               106,667
                                               -----------           -----------

Balance at close of
    year                                       $12,324,697           $12,431,364
                                               ===========           ===========

                 Reconciliation of Accumulated Depreciation for
                              Operating Real Estate

                                                           December 31,
                                                 -------------------------------
                                                     1996              1997
                                                     ----              ----
Accumulated depreciation
    at beginning of year                           $ 3,762,695       $ 4,070,423


Depreciation expense                                   307,728           365,726
                                                   -----------       -----------

Balance at close of
    year                                           $ 4,070,423       $ 4,436,149
                                                   ===========       ===========

PROPERTIES
--------------------------------------------------------------------------------

LEASE                                                                                   TYPE OF OWNERSHIP
OBLIGOR                   TYPE OF PROPERTY             LOCATION                             INTEREST
-------                   ----------------             --------                             --------
BELL ATLANTIC             Office and Service           Milton, Vermont                  Ownership of land
CORPORATION               Facility                                                      and building

THE GAP, INC.             Distribution                 Erlanger, Kentucky               Ownership of land
                          Center                                                        and building

SWISS M-TEX, L.P.         Manufacturing                Travelers Rest,                  Ownership of land
                          Facilities                   South Carolina                   and building (1)


KSG, INC.                 Manufacturing,               Hazelwood,                       Ownership of land
                          Warehouse and                Missouri                         and building
                          Distribution Facility

LIVHO, INC.               Hotel                        Livonia,                         Ownership of a
                                                       Michigan                         65.5172% interest
                                                                                        in land and building (1)

AUTOZONE, INC.            Retail Stores                Pensacola (2),                   Ownership of land
                           -12 locations               Panama City, and                 and buildings,
                                                       Jacksonville,                    except as noted
                                                       Florida;
                                                       Baton Rouge-2 (2),
                                                       Hammond, Louisiana;
                                                       St. Peters-2,
                                                       Missouri;
                                                       Shelby, Kannapolis (2),
                                                       and Morgantown (2),
                                                       North Carolina;
                                                       East Ridge (2) and
                                                       Knoxville (2),
                                                       Tennessee

Various Lease             Retail Stores                Scottsdale, Casa                 Ownership of land
Obligors including                                     Grande, Apache                   and buildings
CSK AUTO, INC.                                         Junction, Glendale,
                                                       and Mesa, Arizona;
                                                       Silver City, New Mexico;
                                                       Denver, Colorado;
                                                       Colville, Washington

WINN-DIXIE                Supermarket                  Bay Minette,                     Ownership of a
STORES, INC.                                           Alabama                          building and a
                                                                                        leasehold interest
                                                                                        in land

LEASE                                                                                   TYPE OF OWNERSHIP
OBLIGOR                   TYPE OF PROPERTY             LOCATION                             INTEREST
-------                   ----------------             --------                             --------
UNITED STATES             Office Building              Bloomingdale,                    Ownership of a
POSTAL SERVICE                                         Illinois                         33.64% interest in
                                                                                        land and building (1)

SYBRON                    Office and                   Romulus, Michigan;               Ownership of a
INTERNATIONAL             Manufacturing                Dubuque, Iowa;                   24.74% interest in
CORPORATION               Facilities                   Portsmouth,                      land and buildings
                                                       New Hampshire;                   (1)
                                                       Penfield, New York;
                                                       Glendora,
                                                       California

NVR, INC.                 Manufacturing                Thurmont,                        Ownership of a
                          Facilities                   Maryland and                     37.037% interest in
                                                       Farmington,                      land and buildings
                                                       New York

HOTEL CORPORATION         Hotel                        Topeka,                          50% ownership of a
OF AMERICA                                             Kansas                           limited partnership
                                                                                        which owns land and
                                                                                        building (1)

ALLIED PLYWOOD,           Manufacturing                Manassas,                        Ownership of a
INC.                      Facility                     Virginia                         37.037% interest in
                                                                                        land and buildings

STAIRPANS, INC.           Manufacturing                Fredricksburg,                   Ownership of a
                          Facility                     Virginia                         37.037% interest in
                                                                                        land and building

(1)   These properties are encumbered by mortgage notes payable.
(2)   Ownership of building with ground lease of land.

MARKET FOR THE PARTNERSHIP'S EQUITY AND RELATED
      UNITHOLDER MATTERS
--------------------------------------------------------------------------------

            As of December 31, 1997, there were 2,229 holders of record of the Limited Partnership Units of the Partnership. On January 1, 1998, 2,187 holders of Limited Partnership Units exchanged such units for interests in Carey Diversified LLC and 42 holders exchanged such units for Subsidiary Partnership Units. There is no established public trading market for Subsidiary Partnership Units.

            In accordance with the requirements of the Partnership's Amended Agreement of Limited Partnership (the "Agreement") contained as Exhibit A to the Prospectus, the Corporate General Partner expects to continue to make quarterly distributions of Distributable Cash From Operations, as defined, in the Agreement. The following table shows the frequency and amount of distributions paid per Unit since 1994:

                                     Cash Distributions Paid Per Unit
                                     --------------------------------
                                      1995          1996         1997
                                      ----          ----         ----
            First quarter            $170.83 (a)  $ 17.96      $ 18.28
            Second quarter             17.74        18.06        18.30
            Third quarter              17.81        18.17        18.32
            Fourth quarter             17.87        18.23        23.41
                                     -------      -------      -------
                                     $224.25      $ 72.42      $ 78.31
                                     =======      =======      =======

(A)   Includes a special distribution of $150 per Limited Partnership Unit.

(B) Includes distributions of $18.34 and $5.07 per Limited Partnership Unit paid in October 1997 and December 1997, respectively.

            On October 16, 1997, the Partnership began the solicitation of consents from limited partners to approve the merger of the Partnership with all of the CPA(R)Partnerships into Carey Diversified LLC, a Delaware limited liability company. Limited Partners were offered the opportunity to vote to approve or disapprove the merger and to choose either interests ("Listed Shares") in the Carey Diversified LLC or interests ("Subsidiary Partnership Units") in the partnership which survived the merger. The solicitation period ended on December 16, 1997. The results of the voting were as follows:

                               Units Voted                    Units Voted               Units Voted         Units Not
                               Yes                            No                        Abstaining          Voting
                               ---                            --                        ----------          ------
Merger of Partnership
with Carey Diversified         31,717     70.16%              903       2.0%              118     .26%      12,471     27.58%

                                                              Subsidiary
                               Listed Shares                  Partnership Units
                               -------------                  -----------------
Number of Units
Electing                       44,197                         1,012